Form 10-Q
period 2023-03-31
BullFrog AI Holdings, Inc.
filed 2023-05-24
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-19437

BULLFROG AI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4786155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Ellington Blvd., Unit 317 Gaithersburg, MD 20878

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (240) 658-6710

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.00001 par value per share	BFRG	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Tradeable Warrants	BFRGW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

The number of shares outstanding of the registrant’s common stock, as of May 23, 2023 was 6,094,644.

BULLFROG AI HOLDINGS, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

●	our predictions about the proprietary development, digital transformation technology and biohealth businesses and their respective market trends;

●	our ability to attract and retain customers in all our business segments to purchase our products and services;

●	the availability of financing for smaller publicly traded companies like us;

●	our ability to successfully expand in our three principal business markets and into new markets and industry verticals; and

●	our ability to effectively manage our growth and future expenses.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$5,419,521	$57,670
Prepaid expenses	806,298	15,000
Total current assets	6,225,819	72,670

Property and equipment, net	7,268	7,699
Total assets	$6,233,087	$80,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$636,891	$543,993
Accrued expenses	310,893	982,988
Deferred revenue	32,000	32,000
Short term insurance financing	629,486	-
Convertible notes	-	1,323,890
Convertible notes - related party	-	254,850
Total current liabilities	1,609,270	3,137,721
Total liabilities	1,609,270	3,137,721

Stockholders’ deficit:
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding, as of March 31, 2023 and December 31, 2022.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 5,658,111 and 4,021,935 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	57	40
Additional paid-in capital	10,348,361	1,341,662
Accumulated deficit	(5,724,602)	(4,399,055)
Total stockholders’ deficit	4,623,817	(3,057,352)
Total liabilities and stockholders’ deficit	$6,233,087	$80,369

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Revenue, net	$-	$-
Total revenue	-	-

Cost of goods sold:
Cost of goods sold	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
Research and development	369,933	316,283
General and administrative	820,712	233,968
Total operating expenses	1,190,645	550,251

Loss from operations	(1,190,645)	(550,251)

Other income (expense), net
Interest expense, net	(60,281)	(16,489)
Loss on conversion of notes	(92,959)	-
Other (expense) income, net	18,338	381
Total other income (expense), net	(134,902)	(16,108)
Net loss	$(1,325,547)	$(566,359)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.27)	$(0.12)
Weighted average number of shares outstanding - basic and diluted	4,840,023	4,622,789

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	127,450	-	127,450
Issuance of common stock (initial public offering), net of issuance cots	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Net loss	-	-	-	-	-	(1,325,547)	(1,325,547)
Balance at March 31, 2023	73,449	$1	5,658,111	$57	$10,348,361	$(5,724,602)	$4,623,817

Balance at December 31, 2021	-	$-	4,622,789	$46	$587,415	$(1,596,568)	(1,009,107)
Imputed interest	-	-	-	-	2,360	-	2,360
Stock-based compensation	-	-	-	-	30,017	-	30,017
Reclassification of warrant	-	-	-	-	(11,097)	-	(11,097)
Net loss	-	-	-	-	-	(566,359)	(566,359)
Balance at March 31, 2022	-	$-	4,622,789	$46	$608,695	$(2,162,927)	$(1,554,186)

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,325,547)	$(566,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	431	-
Stock-based compensation	127,450	-
Shares issued for services	50,000	30,017
Loss on conversion of notes	92,959	-
Amortization of debt discount	-	4,029
Imputed interest	-	2,360
Changes in operating assets and liabilities:
Prepaid expense	(791,298)	-
Accounts payable	92,898	85,543
Accrued expenses	(608,229)	412,635
Deferred revenue	-	22,000
Net cash used in operating activities	(2,361,336)	(9,775)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock (initial public offering), net of issuance costs	7,293,651	-
Proceeds from notes payable	100,000	23,750
Payments of notes payable	(299,950)	-
Proceeds from short term insurance financing	629,486	-
Net cash provided by financing activities	7,723,187	23,750

Net increase in cash and cash equivalents	5,361,851	13,975

Cash and cash equivalents, beginning of period	57,670	10,014
Cash and cash equivalents, end of period	$5,419,521	$23,989

Supplemental cash flow information:
Cash paid for interest	83,074	1,444
Cash paid for taxes	-	-

Supplemental non-cash activity
Reclassification of warrant	$-	$11,097
Issuing of common stock upon conversion of notes payable	$1,535,615	$-
Issuance of common stock for services	$50,000

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

Description of the Business

Bullfrog AI Holdings, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC. which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All of our operations are currently conducted through Bullfrog AI Holdings, Inc., which began operations on February 6, 2020. We are a company focused specifically on advanced AI/ML-driven analysis of complex data sets in medicine and healthcare. Our objective is to utilize our platform for precision medicine approach to drug asset enablement through external partnerships and selective internal development.

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

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). We believe that the funds raised and notes that were converted from debt to equity in connection with the IPO now provide enough liquidity to fund operations beyond 12 months from the date of this filing.

COVID-19

In March 2020, the World Health Organization declared the global emergence of the COVID-19 pandemic. The impact of COVID-19 on the Company’s business is currently unknown. The Company will continue to monitor guidance and orders issued by federal, state, and local authorities with respect to COVID-19. As a result, the Company may take actions that alter its business operations as may be required by such guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers, and stockholders.

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

The Company may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, operating results, financial condition, and the trading price of its common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Bullfrog AI Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2023. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.

The results for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.

On February 13, 2023, we completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Impact of Recently Issued Accounting Standards

The Company has evaluated issued Accounting Standards Updates (“ASUs”) not yet adopted and believes the adoption of these standards will not have a material impact on its consolidated financial statements.

3. Notes Payable Related Party

At various times in 2021, the Company entered into unsecured short term loan agreements with a related party for an aggregate principal balance of $49,000, each with a one-year maturity date, accruing interest at 5% and imputing an additional 1% interest. The full amount of the loans and interest was repaid in 2022.

4. Convertible Notes

March 2020 Note

On March 27, 2020, the Company entered into a convertible loan agreement with the Maryland Technology Development Corporation with a principal balance of $200,000 at 6% interest. The maturity date of the loan was September 27, 2021. During the year ended December 31, 2022, the full amount of the loan and interest totaling $226,138 was converted into 205,984 shares of common stock of the Company, in accordance with the conversion notice submitted by the noteholder. Pursuant to the note agreement, the number of shares that the note converted into was based on the note balance plus accrued interest, divided by $5,000,000, times the fully diluted equity of the company, excluding convertible securities issued for capital raising purposes. There was no gain or loss due to conversion being within the terms of the agreement.

August 2021 Note

In August 2021, the Company entered into a convertible loan agreement with an unrelated party for a commitment of up to $195,000 with a 5% original issue discount and a 9% interest rate. The loan provided for a maturity date of February 9, 2022. We borrowed $72,000 and $123,000 of principal in the years ended December 31, 2021 and 2022, respectively. The noteholder has the right to convert the principal and interest into common shares of the Company at the IPO at a 20% discount to the IPO price.

As December 31, 2022, the loan was outstanding with a principal balance of $195,000 and accrued interest of $35,078. The loan was paid in its entirety in February 2023.

In connection with the convertible loan agreement, the Company also issued 195,000 Warrants with an exercise price of $1.00 exercisable for five years from issuance. In May 2022, the Company and the note holder agreed to cancel and void the warrants and enter into a new agreement for 225,000 warrants with an exercise price of $2.50. The Company assessed the differences in fair value and determined that they were de minimis and expensed the full value of the new warrants.

December 2021 Note

On December 20, 2021, the Company entered into a loan agreement with an unrelated party. The loan provided for a December 19, 2022 maturity, a 10% original issue discount and a 6% interest rate. The Company received $25,000 of proceeds from this note.

The note was automatically convertible into shares of common stock at a discount to the IPO price or based on the valuation of the Company, whichever was more favorable to the holder.

Initially, the loan was estimated to be issued with 355,114 warrants. Subsequent to the closing of the loan agreement, the Company enhanced the terms of the Bridge Note Offering under which the loan was closed and in April 2022 closed on the sale of approximately $1 million in face value of convertible bridge notes. Pursuant to the enhanced terms, the warrants were issued concurrently with the conversion of the note.

Concurrent with the closing of the Company’s IPO, the note converted according to its terms into 6,939 shares of common stock. No gain or loss was recognized on the conversion.

Convertible Bridge Notes

On April 11, 2022, the Company entered into an Exclusive placement agent and/or underwriter agreement with WallachBeth Capital LLC in connection with a proposed private and/or public offerings by the Company. On April 28, 2022, the Company received approximately $775,000 of proceeds, net of approximately $91,000 of fees and a 10% original issue discount from the sale of Convertible Bridge Notes and Warrants to several institutional investors and several individual accredited investors. In addition, the Company also received $100,000 from the sale of a Convertible Bridge Note and Warrants to a related party earlier in April. In September 2022, the Company received an additional $25,000 of proceeds, net of a 10% original issue discount from the sale of an additional Convertible Bridge Note and Warrant to an unrelated party.

The Convertible Bridge Notes were initially convertible at the IPO at a 20% discount to the IPO price. The Convertible Bridge Notes provided for an original maturity date of October 31, 2022.

In connection with the Convertible Bridge Notes, the purchasers were also entitled to conditional warrants to be issued upon completion of the Company’s IPO. The agreement provided for the warrants to be exercisable for a period of five years from issuance at an exercise price equal to 110% of the IPO price or, if the Company failed to complete the IPO before October 22, 2022, 90% of the IPO price.

In the fourth quarter of 2022, the Company amended the Convertible Bridge Notes to (a) extend the maturity date until December 31, 2022, (b) provide that the conversion right would include interest through November 30, 2022, with interest accruing beyond that date being paid in cash and (c) revise the conversion price to be $4.27 based on a $25 million Company valuation. Additionally, the exercise price of the warrants was revised to $4.27.

Concurrent with the closing of the Company’s IPO in February 2023, all of the Convertible Bridge Notes converted according to their terms into 269,513 shares of common stock. No gain or loss was recognized on the conversion.

5. Convertible Notes – Related Party

SAFE Agreement

On July 8, 2021, the Company entered into a Simple Agreement for Future Equity (SAFE), with a related party, at a purchase price of $150,000. The SAFE provided for no interest and terminated after conversion upon completion of the Company’s IPO. The SAFE provided for automatic conversion into the number of shares of SAFE Preferred Stock equal to the Purchase Amount divided by the Conversion Price, defined as either: (1) the Safe Price (the price per share equal to the Post-Money Valuation Cap divided by the Company Capitalization) or (2) the Discount Price (the price per share of the Standard Preferred Stock sold in the Equity Financing multiplied by the Discount Rate), whichever calculation results in a greater number of shares of Safe Preferred Stock.

In February 2023, the SAFE terminated and converted into 32,967 shares of common stock according to its terms upon the Company’s closing of its IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $63,626 loss on the conversion.

As of December 31, 2022, the $150,000 received from SAFE was recorded at 6% imputed interest.

August 2021 Note

On August 19, 2021, the Company entered into a convertible loan agreement with a related party, with a principal balance of $99,900, an original issuance discount of 5% and a 9% interest rate. The loan provided for a maturity date of February 19, 2022. The noteholder had the right to convert the principal and interest into common shares of the Company at a conversion price based on a discount to the IPO price .

In February 2023, the convertible loan converted into 21,747 shares of common stock according to its terms upon the Company’s closing on its IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $29,333 loss on the conversion.

In connection with the convertible loan agreement, the Company also issued 99,000 Warrants with an exercise price of $1.00 exercisable for five years from issuance. In May 2022, the Company and the note holder agreed to cancel and void previous warrants and enter into a new agreement for 115,185 warrants with an exercise price of $2.50. The Company assessed the differences in fair value and determined that they were de minimis and expensed the full value of the new warrants.

As of March 31, 2023 $4,950 overpayment of the note remained outstanding. Such amount was repaid in its entirety subsequent to March 31, 2023.

6. Notes Payable

In January, 2023 the Company entered into a short-term note payable with a principal balance of $100,000, an original discount of 20% and a 9% interest rate. The note was paid in its entirety in February, 2023.

In February, 2023 the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provides for financing of $697,534 of the premium, repayments in 10 equal monthly installments of $71,485 each through December, 2023 and accrued interest at 6.5%. The balance outstanding at March 31, 2023 was $629,486. The related balance of the premium of $718,050 is included in prepaid expenses.

7. Related Party

During the three months ended March 31, 2023, the Company issued 75,000 stock options to its Chief Financial Officer for services rendered.

As of March 31, 2023 and December 31, 2022, accrued salary for a related party was $0 and $327,666, respectively. For the three months ended March 31, 2023 and 2022 related party salary expense was $80,000 and $60,000, respectively.

As of March 31, 2023 and December 31, 2022, accrued consulting fees to a related party were $70,000 and $90,000, respectively. For the three months ended March 31, 2023 and 2022 related party consulting expense was $120,000 and $30,000, respectively.

During the year ended December 31, 2021, the Company issued 29,286 common stock options to related parties for services rendered. The options have an original life of 10 years and vest over different periods up to 24 months. During the three months ended March 31, 2023 and 2022, the Company recognized $430 and $450, respectively, of stock-based compensation related to these options.

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. On October 5, 2022, the Company entered into an exchange agreement with an Investor providing for the exchange of 734,492 shares of commons stock into 73,449 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the Investor owning more than 4.99% of the Company’s outstanding common stock at such time. The Company evaluated the terms of the exchange and determined there was no significant change in fair value and therefore the Series A Preferred Stock was valued at $315,000 which is the Investor’s basis in the common stock that was exchanged.

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001. During the year ended December 31, 2022, the Company:

●	Exchanged 734,429 shares of common stock for shares of Series A Convertible Preferred stock as noted above,
●	Issued 205,984 shares of common stock pursuant to a conversion of $226,138 worth of convertible notes principal and interest,
●	Cancelled 112,225 shares of common stock as the change in number of shares issued as part of the cancellation of the prior agreements and new agreements with advisors, and
●	Issued 38,879 shares of common stock pursuant to a license agreement valued at $189,828.

After the Company signed two licenses for two drug programs from universities in the first half of 2022 it engaged an independent valuation firm to perform an Enterprise-Equity valuation. The results of this engagement resulted in an increase in the value per share of common stock used in the Black Scholes option pricing model employed to value the Company’s equity grants and warrant issuances.

In February 2023, the Company completed its IPO for the sale of 1,297,318 units (each, a “Unit,” collectively, the “Units”) at a price of $6.50 per Unit for a total of approximately $8.4 million of gross proceeds. Each Unit consisted of one share of the Company’s common stock, one tradeable warrant (each, a “Tradeable Warrant,” collectively, the “Tradeable Warrants”) to purchase one share of common stock at an exercise price of $7.80 per share, and one non-tradeable warrant (each, a “Non-tradeable Warrant,” collectively, the “Non-tradeable Warrants”; together with the Tradeable Warrants, each, a “Warrant,” collectively, the “Warrants”) to purchase one share of the Company’s common stock at an exercise price of $8.125.

In connection with the completion of its IPO, the Company issued 331,166 shares of common stock upon the conversion of certain outstanding convertible debt.

In connection with the IPO, in February 2023, the Company completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

In February, 2023 the Company issued 7,692 shares of common stock for consulting services and recognized $50,000 of compensation expense related to these shares.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorizes an initial maximum number of shares underlying awards of 900,000 with an automatic annual 15% increase beginning in 2024. As of March 31, 2023, there are 715,500 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarizes the stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.08	$117,669
Granted	184,500	$2.80
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at March 31, 2023	253,717	$2.87	9.21	$131,431
Vested at March 31, 2023	108,622	$2.98	8.32	$44,342

The fair value of options granted in the three months ended March 31, 2023 were estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

2023
Fair value of common stock on measurement date	$2.72
Expected dividend yield	0%
Expected volatility	82% - 84%
Risk-free interest rate	3.45%
Expected life (in years)	5.5 - 6.0

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023, was $1.97. No options were issued in the three months ended March 31, 2022.

No options were exercised in any of the periods presented.

During the three months ended March 31, 2023 the Company recognized $105,239 of compensation expense related to stock options. As of March 31, 2023, the total unrecognized compensation expense related to unvested stock options, was approximately $267,000, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

Warrants

During the three months ended March 31, 2023 and 2022, the Company granted a total of 3,195,906 and 40,855 warrants. The warrants have an original life of ten years and vest immediately and over 12 months. During the three months ended March 31, 2023 warrants to purchase 10,167 shares vested and had a fair value of $20,211. During the year ended December 31, 2022, 174,105 shares of warrants were vested and amended with a fair value of $337,269, 51,941 shares of warrants were reclassified with a fair value of $11,097, and 42,057 shares of warrants with a fair value of $1,883 were forfeited.

During the year ended December 31, 2021, the Company granted a total of 431,659 warrants (post reverse stock split). Of this amount 200,000 warrants (post reverse stock split), with a fair value of $12,462, were granted to advisors related to the Company’s IPO objective. The warrants have an original life of five years and vest 30 days before the intended IPO. During the year ended December 31, 2021, 0 shares of these warrants were vested. As of June 30, 2022, the warrants for 200,000 shares (post reverse stock split)were cancelled and voided per agreement of the warrant holder and the Company. There was no gain or loss due to cancellation. In 2021, 138,929 warrants (post reverse stock split), with a fair value of $28,683, were issued for services rendered. The warrants have an original life of ten years and vest at different rates over as much as 36 months.

During the year ended December 31, 2021, the Company issued 92,859 warrants (post reverse stock split) with a fair value of $12,980, in connection with convertible bridge debt agreements with multiple parties including a related party. The warrants had an original life of five years. During the period ending June 30, 2022, the Company determined that 50,735 warrants (post reverse stock split), with a fair value of $11,097, should not have been issued. The fair value was reclassified to Additional Paid in Capital. In May 2022, the Company and the note holders agreed to cancel and void the previous 99,000 warrants (post reverse stock split) and entered into a new agreement for 115,185 (post reverse stock split) and the exercise price increased to $2.50 from $1, with a fair value of $15,412. In May 2022, the Company and the note holders agreed to cancel and void the previous 195,000 (post reverse stock split) warrants and entered into a new agreement for 225,000 warrants (post reverse stock split) with an exercise price of $2.50, with a fair value of $64,978.

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

During the three months ended March 31, 2023 the Company issued the following warrants:

●	In February, 2023, in connection with the completion of the initial public offering, the Company issued 275,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance.
●	In February, 2023, in connection with the completion of the initial public offering, the Company issued 18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance.
●	As part of the sale of units in the Company’s initial public offering the Company issued 1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. Also, as part of the sale of units in the Company’s initial public offering the Company issued 1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance.

●	In February, 2023, as part of the Company’s initial public offering the Company issued 153,409 tradeable warrants to our underwriters in pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. Also in February, 2023, as part of the Company’s initial public offering the Company issued 153,409 non-tradeable warrants to our underwriters in pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance.

During the three months ended March 31, 2023 the Company recognized $22,211 of compensation expense related to certain warrants. As of March 31, 2023, the total unrecognized compensation expense related to unvested warrants was $20,060, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.

The following table provides details over the Company’s outstanding warrants as of March 31, 2023:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,284
$2.10 - $2.66	2026 - 2032	685,438
$3.36 - $4.27	2028 - 2029	319,306
6.51 - $7.80	2026 - 2032	1,484,925
$8.125	2027 - 2028	1,468,727
		4,232,680

9. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating loss carryforwards and research and development credits are not more-likely-than-not to be realized at March 31, 2023 and December 31, 2022.

10. Material Agreements

JHU-APL Technology License

On February 7, 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the technology. The license covers three (3) issued patents, 1 new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, the license also includes modifications and improvements. In October of 2021, the Company executed an Amendment to the original license which represents improvements and new advanced analytics capabilities. Inconsideration of the rights granted to the Company under the License Agreement JHU received a warrant equal to five (5%) percent of the then fully diluted equity base of the Company, which shall be diluted following the closing of the IPO. Under the terms of the License Agreement, JHU will be entitled to eight (8%) percent royalty on net sales for the services provided by the Company in which the JHU licensed technology was utilized, as well as fifty (50%) percent of all sublicense revenues received by the Company. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, if cumulative annual royalty payments do not reach these levels, the amount due to JHU to reach the annual minimum is due by January31st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and upon notice from JHU of a material breach, the Company shall have 60 days to cure the material breech. On July 8, 2022, the company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 279,159 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond. As of March 31, 2023 and December 31, 2022, we have accrued $20,000 and $30,000 of the 2022 minimum annual royalty payments.

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

In consideration of the rights granted to the Company under the License Agreement the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of March 31, 2023 and December 31, 2022, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement JHU will receive a staggered Upfront License Fee of $250,000. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three- and one-half percent (3.5%) royalty on net sales by the Company. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2023, $10,000 for 2024, $20,000 for 2025, $30,000 for 2026 and $50,000 for 2027 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement JHU will receive a staggered Upfront License Fee of $250,000. The initial payment for $50,000 was paid and the remaining balance is deferred until the earlier of; we complete the IPO, raise $10 million in financing or until 9 months from the effective date of the license. As of March 31, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $2,500 and $242,671, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

On October 13, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (JHU) and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. In consideration for the rights granted to the Company under the License Agreement JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the License Agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2027, $10,000 for 2028, $20,000 for 2029, $30,000 for 2030 and $50,000 for 2031 and each year after until the first commercial sale after which the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of March 31, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $96,646 and $133,238, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

11. Subsequent Events

During April, 2023, the holders of warrants exercised 436,533 warrants for common shares at various exercise prices and the Company received proceeds of approximately $1,495,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and (2) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 25, 2022. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In February 2018, Bullfrog AI Holdings secured the original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology. The license covers three (3)issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a license agreement in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. Our objective is to utilize our for a precision medicine approach toward drug development with biopharmaceutical collaborators, as well as our own internal clinical development programs. We believe the bfLEAP™ platform is ideally suited for evaluating pre-clinical and clinical trial data generated in translational research and clinical trial settings that lead to faster, less expensive drug approvals.

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

On July 8, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL for the additional technology. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration of the new license, the Company issued to JHU-APL 39,879 shares of common stock. In September 2020 and October of 2021, the Company executed amendments to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the original License Agreement, the Company granted JHU 178,571 warrants exercisable to purchase shares of common stock at $2.10 per share. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual payments are set to be $30,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable by royalties.

We will continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world which has already been successfully applied in multiple sectors.

We have begun to ramp up our business using funds from our initial public offering or IPO and through our partnerships and relationships. We currently have a strategic relationship with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide License Agreements with JHU for a cancer drug that targets glioblastoma (brain cancer),pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer), and other liver diseases. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for a drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under (GMP) industry-standard guidelines, and packaged for clinical use or sale. Since we are a company focused on using our AI technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials. Over the next 24 months, the Company expects to spend approximately $2.1 million on service offering products, preclinical IND enabling activities and on R&D to enable future clinical trials evaluating our drug assets for new disease indications.

Since completing our IPO on February 14, 2023, aided by the receipt of the IPO proceeds, we have initiated several initiatives; Investor relations and marketing, to promote and raise awareness of the company in the financial and business sectors, research and development, collaboration with J Craig Venter Institute and design of preclinical studies for our mebendazol prodrug program. The Company is actively engaged in developing and seeking out new intellectual property as it strives to continuously evolve its AI/ML platform. Additionally, The Company has engaged a business development firm specializing in the biopharmaceutical industry to seek and secure a strategic development partner for this same program.

Internally, the company has added incremental staff to accelerate execution, and the development of processes and custom scripts for use in performing analytical services for customers while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources. We are also transitioning our accounting and financial reporting systems and processes to develop an appropriate internal control environment for a public company. Capital from the IPO was also used to retire two notes that were sold to fund the company through the IPO that did not convert into common stock as well as other debts accrued over time to our staff, employees and consultants as well as obligations related to the acquisition of our licensed drug programs.

In addition to the IPO proceeds the Company received proceeds of approximately $1.5 million from the exercise of warrants in April 2023 and in the absence of revenues in 2023 the company’s capital resources are sufficient to fund planned operations beyond 12 months from the date of this filing.

Our Strategy

The Company has a unique strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships will be structured as a combination of fees and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and/or increase the speed of the drug development process which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates as described in our Form 10-K.

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

General and Administrative Expenses

In anticipation of the IPO, a management team with deep industry experience was identified and engaged as employees and consultants to assist the Company in preparing for the IPO and subsequently, to operate and function as a public company. Through 2021, the Company primarily operated with only one full time employee and a series of consultants. In 2022, three of the consultants became part time employees of the Company. During this period, the primary activities included: technology evaluation, acquisition and validation, capital acquisition and business development activities which in general, have readied the Company for contract services while exploring strategic partnering and asset acquisition as noted above. The Company’s financial statements reflect an accumulated deficit of approximately$4,400,000 as a result of these activities including the licensing costs for bfLEAP™. In 2022, the Statement of Operation reflects approximately $2,457,000 in operating expenses versus $555,000 in the 2021 period. The increase reflects the Company’s continued preparation for its IPO including legal and accounting costs related to the audit of the Company’s financial statements including those presented in the Company’s S-1 filed in connection with the Company’s IPO in February 2023. The Company also engaged the management team noted above which resulted in increased consulting and stock-based compensation expenses in 2021 and 2022. The 2022 Consolidated Statement of Operations reflects Salaries of approximately $548,000, Consulting, and other professional fees of approximately $644,000 and Stock based compensation of $340,000. For the 2021 period, these amounts were approximately $203,000, $140,000, and $99,000. We anticipate that our general and administrative expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations as well as any newly acquired product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

Results of Operations - Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Net Change
	2023	2022
Revenue:
Revenue, net	$-	$-	$-
Total revenue	-	-	-

Cost of goods sold:
Cost of goods sold	-	-	-
Total cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
Research and development	369,933	316,283	53,650
General and administrative	820,712	233,968	586,744
Total operating expenses	1,190,645	550,251	640,394

Loss from operations	(1,190,645)	(550,251)	(640,394)

Other income (expense), net
Interest expense, net	(60,281)	(16,489)	(43,792)
Loss on conversion of notes	(92,959)	-	(92,959)
Other (expense) income, net	18,338	381	17,957
Total other income (expense), net	(134,902)	(16,108)	(118,794)
Net loss	$(1,325,547)	$(566,359)	$521,600

Revenue and Costs of Goods Sold

We did not recognize any revenue or costs of goods sold during the three months ended March 31, 2023 or 2022.

Research and Development

Our research and development expenses for the three months ended March 31, 2023 increased by $53,650, compared to the same period ended March 31, 2022 primarily due to the inclusion of the cost of salaries and consulting fees in 2023 as we initiated our collaboration with J Craig Venter Institute and design of preclinical studies for our mebendazol prodrug program. In 2022, the majority of the R&D expenses were directly related to the acquisition of two drug development product candidates including mebendazole.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2023 increased by $586,774, compared to the same period ended March 31, 2022 primarily due to higher salary and consulting costs reflecting an increased level of service as well the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company.

Other Income (Expense), Net

●	Interest expense increased $43,792 for the three months ended March 31, 2023, compared to the same period ended March 31, 2022 primarily due to convertible notes and notes payable that did not exist during the three months ended March, 31, 2022.
●	The loss on the conversion of notes of $92,959 for the three months ended March 31, 2023 was due to the conversion of convertible notes.
●	Other income increased by $17,957 due to interest earned on our IPO proceeds.

Liquidity and Capital Resources

In 2022 the Company received net proceeds from the sale of Convertible Bridge Notes of approximately $1,016,000 and repaid the unsecured promissory notes sold in 2021 in the amount of $49,000.

Through 2022, three consultants engaged by the Company became part time employees and the Company now has four employees. For the year ended December 31, 2022, the Company used approximately $911,000 on operating activities versus approximately $382,000 for the same period in 2021. The 2022 cash use included approximately $548,000 in salaries, approximately $634,000 in consulting and professional fees including legal, accounting and auditing fees as well as consulting fees for operational activities and approximately$609,000 in technology license fees, patent cost reimbursements and minimum annual royalties which has been recorded as a research & development expense.

Through March 31, 2023, the Company has an accumulated deficit of $5,724,602 and funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations as we well as acquired product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

The Company’s current operations include Bullfrog AI, Inc. and Bullfrog Management, LLC, which are wholly owned subsidiaries of Bullfrog AI Holdings, Inc., which is a holding company that depends upon the sale of its securities and cash generated through its subsidiaries to fund consolidated operations.

Through March 31, 2023, the Company received net proceeds of approximately $1,116,000 from the sale of convertible promissory notes and warrants.

On February 16, 2023, the Company completed its IPO of 1,297,318 units (each, a “Unit,” collectively, the “Units”) at a price of $6.50 per unit for a total of approximately $8.4 million of gross proceeds to the Company. Each Unit consists of one share of the Company’s common stock, one tradeable warrant (each, a “Tradeable Warrant,” collectively, the “Tradeable Warrants”) to purchase one share of common stock at an exercise price of $7.80 per share, and one non-tradeable warrant (each, a “Non-tradeable Warrant,” collectively, the “Non-tradeable Warrants”; together with the Tradeable Warrants, each, a “Warrant,” collectively, the “Warrants”) to purchase one share of the Company’s common stock at an exercise price of $8.125. The IPO closed on February 16, 2023.

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of post reverse split common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares common stock and 276,289 warrants to purchase common stock (post reverse stock split) were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing was determined using a $25 million dollar company valuation immediately before the IPO.

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

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2023	2022	Change
Net cash (used in) provided by
Operating activities	$(2,361,336)	$(9,775)	$(2,351,561)
Investing activities	-	-	-
Financing activities	7,723,187	23,750	$7,699,437
Net increase in cash and cash equivalents	$5,361,851	$13,975	$5,347,876

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 increased by $2,351,561, compared to the same period ended March 31, 2022 primarily on D&O Insurance, repayment of debt that was not converted in the IPO and accrued expenses for technology access, consultants, and compensation as well as the costs for operations in the first quarter of 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 increased by $7,699,437, compared to the same period ended March 31, 2022 primarily due to the completion of our Initial Public Offering in February 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

None.

Item 1A Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: May 24, 2023	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: May 24, 2023	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer

