Form 10-Q
period 2023-06-30
BullFrog AI Holdings, Inc.
filed 2023-08-14
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-41600

BULLFROG AI HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-4786155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s common stock issued and outstanding, as of August 11, 2023 was 6,094,644.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

●	our predictions about the proprietary development, digital transformation technology and bio health businesses and their respective market trends;

●	our ability to attract and retain customers in all our business segments to purchase our products and services;

●	the availability of financing for smaller publicly traded companies like us;

●	our ability to successfully expand in our three principal business markets and into new markets and industry verticals; and

●	our ability to effectively manage our growth and future expenses.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$5,459,569	$57,670
Prepaid expenses	575,606	15,000
Total current assets	6,035,175	72,670

Property and equipment, net	6,837	7,699
Total assets	$6,042,012	$80,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$490,714	$543,993
Accrued expenses	195,903	982,988
Deferred revenue	32,000	32,000
Short term insurance financing	423,051	-
Convertible notes	-	1,323,890
Convertible notes - related party	-	254,850
Total current liabilities	1,141,668	3,137,721

Stockholders’ deficit:
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding, as of June 30, 2023 and December 31, 2022.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 6,094,644 and 4,021,935 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	61	40
Additional paid-in capital	12,105,282	1,341,662
Accumulated deficit	(7,205,000)	(4,399,055)
Total stockholders’ deficit	4,900,344	(3,057,352)
Total liabilities and stockholders’ deficit	$6,042,012	$80,369

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Revenue, net	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold:
Cost of goods sold	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Research and development	273,671	92,671	643,604	408,954
General and administrative	1,263,299	589,284	2,084,011	823,252
Total operating expenses	1,536,970	681,955	2,727,615	1,232,206

Loss from operations	(1,536,970)	(681,955)	(2,727,615)	(1,232,206)

Other income (expense), net
Interest expense, net	(10,841)	(94,020)	(71,122)	(110,509)
Loss on conversion of notes	-	-	(92,959)	-
Other (expense) income, net	67,413	58	85,751	439
Total other income (expense), net	56,572	(93,962)	(78,330)	(110,070)
Net loss	$(1,480,398)	$(775,917)	$(2,805,945)	$(1,342,276)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.24)	$(0.17)	$(0.51)	$(0.29)
Weighted average number of shares outstanding - basic and diluted	6,055,537	4,632,678	5,451,138	4,627,761

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	127,450	-	127,450
Issuance of common stock (initial public offering), net of issuance cots	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Net loss	-	-	-	-	-	(1,325,547)	(1,325,547)
Balance at March 31, 2023	73,449	1	5,658,111	57	10,348,361	(5,724,602)	4,623,817
Stock-based compensation	-	-	-	-	262,267	-	262,267
Issuance of common stock pursuant to warrant exercises	-	-	436,533	4	1,494,654	-	1,494,658
Net loss	-	-	-	-	-	$(1,480,398)	(1,480,398)
Balance at June 30, 2023	73,449	$1	6,094,644	$61	$12,105,282	$(7,205,000)	$4,900,344

Balance at December 31, 2021	-	$-	4,622,789	$46	$587,415	$(1,596,568)	(1,009,107)
Imputed interest	-	-	-	-	2,360	-	2,360
Stock-based compensation	-	-	-	-	30,017	-	30,017
Reclassification of warrant	-	-	-	-	(11,097)	-	(11,097)
Net loss	-	-	-	-	-	(566,359)	(566,359)
Balance at March 31, 2022	-	-	4,622,789	46	608,695	(2,162,927)	(1,554,186)
Imputed interest	-	-	-	-	2,361	-	2,361
Stock-based compensation	-	-	-	-	209,323	-	209,323
Conversion of convertible notes	-	-	205,984	2	226,136	-	226,138
Shares cancellation	-	-	(112,225)	(1)	1	-	-
Net loss	-	-	-	-	-	(775,917)	(775,917)
Balance at June 30, 2022	-	$-	4,716,548	$47	$1,046,516	$(2,938,844)	$(1,892,281)

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,805,945)	$(1,342,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	862	163
Stock-based compensation	389,717	239,340
Shares issued for services	50,000	-
Loss on conversion of notes	92,959	-
Amortization of debt discount	20,000	76,155
Imputed interest	-	4,721
Changes in operating assets and liabilities:
Prepaid expense	(560,606)	(15,000)
Accounts payable	(53,279)	32,677
Accrued expenses	(723,219)	293,213
Accrued expenses - related party	-	77,000
Deferred revenue	-	22,000
Net cash used in operating activities	(3,589,511)	(612,007)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,744)
Net cash used in investing activities	-	(8,744)

Cash flows from financing activities:
Proceeds from issuance of common stock (initial public offering), net of issuance costs	7,293,651	-
Proceeds from exercise of warrants	1,494,658	-
Proceeds from convertible notes payable	-	898,190
Proceeds from notes payable	100,000	-
Payments of notes payable	(319,950)	-
Repayment of note payable and interest - related party	-	(49,000)
Proceeds net of payments short term insurance financing	423,051	-
Net cash provided by financing activities	8,991,410	849,190

Net increase in cash and cash equivalents	5,401,899	228,439

Cash and cash equivalents, beginning of period	57,670	10,014
Cash and cash equivalents, end of period	$5,459,569	$238,453

Supplemental cash flow information:
Cash paid for interest	$93,916	$4,399
Cash paid for taxes	-	-

Supplemental non-cash activity
Reclassification of warrant	$-	$11,097
Issuance of common stock upon conversion of notes payable	$1,535,615	$-
Conversion of Convertible Note payable	$-	$226,138

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

The bfLEAP™ platform utilizes both supervised and unsupervised machine learning – as such, it is able to reveal real/meaningful connections in the data without the need for a priori hypothesis. Algorithms used in the bfLEAP™ platform are designed to handle highly imbalanced data sets to successfully identify combinations of factors that are associated with outcomes of interest.

Our primary goal is to improve the odds of success at any stage of pre-clinical and clinical therapeutics development, for in-house programs, and our strategic partners and collaborators. Our primary business model is enabling the success of ongoing clinical trials or rescue of late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) for development and divestiture; although, we will also consider collaborations for earlier stage drugs. We hope to accomplish this through strategic acquisitions of current clinical stage and failed drugs for in-house development, or through strategic partnerships with biopharmaceutical industry companies. We are able to pursue our drug asset enhancement business by leveraging a powerful and proven AI/ML platform (trade name: bfLEAP™) initially developed at JHU-APL. We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and/or clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

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

2. Summary of Significant Accounting Policies

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

The results for the six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.

On February 13, 2023, we completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

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

As of December 31, 2022, the $150,000 received from the SAFE was recorded at 6% imputed interest.

August 2021 Note

On August 19, 2021, the Company entered into a convertible loan agreement with a related party, with a principal balance of $99,900, an original issuance discount of 5% and a 9% interest rate. The loan provided for a maturity date of February 19, 2022. The noteholder had the right to convert the principal and interest into common shares of the Company at a conversion price based on a discount to the IPO price.

In February 2023, the related party elected to convert the convertible loan into 21,747 shares of common stock according to its terms upon the Company’s closing of its IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $29,333 loss on the conversion.

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

6. Notes Payable

In January 2023 the Company entered into a short-term note payable with a principal balance of $100,000, an original discount of 20% and a 9% interest rate. The note was paid in its entirety in February 2023.

In February 2023, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provides for financing of $697,534 of the premium, repayments in 10 equal monthly installments of $71,485 each through December 2023 and accrued interest at 6.5%. The balance outstanding at June 30, 2023 was $423,051. The related balance of the premium of $512,893 is included in prepaid expenses.

7. Related Party

During the six months ended June 30, 2023, the Company issued 75,000 stock options to its Chief Financial Officer for services rendered.

As of June 30, 2023 and December 31, 2022, accrued salary for a related party was $0 and $327,666, respectively. For the three months ended June 30, 2023 and 2022 related party salary expense was $100,000 and $60,000, respectively. For the six months ended June 30, 2023 and 2022 related party salary expense was $180,000 and $120,000, respectively.

As of June 30, 2023 and December 31, 2022, accrued consulting fees to a related party were $90,000 and $90,000, respectively. For the three months ended June 30, 2023 and 2022, related party consulting expense was $60,000 and $30,000, respectively. For the six months ended June 30, 2023 and 2022, related party consulting expense was $170,000 and $60,000, respectively.

During the year ended December 31, 2021, the Company issued 29,286 common stock options to related parties for services rendered. The options have an original life of 10 years and vest over different periods for up to 24 months. During the three months ended June 30, 2023 and 2022, the Company recognized $430 and $450, respectively, of stock-based compensation related to these options. During the six months ended June 30, 2023 and 2022, the Company recognized $860 and $900, respectively, of stock-based compensation related to these options.

8. Stockholder’s Equity

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

In connection with the completion of its IPO, the Company issued an aggregate of 331,166 shares of common stock upon the conversion of certain outstanding convertible debt.

In connection with the IPO, in February 2023, the Company completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

In February 2023, the Company issued 7,692 shares of common stock for consulting services and recognized $50,000 of compensation expense related to these shares.

In the second quarter of 2023, we issued 436,533 shares of common stock following the exercise of 436,533 warrants for proceeds of $1,494,658.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of June 30, 2023, 3,796,147 warrants and 448,717 options for common shares were excluded in the calculation of net loss per share. As of June 30, 2022, 5,240,617 warrants and 484,525 options for common shares were excluded in the calculation of net loss per share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorizes an initial maximum number of shares underlying awards of 900,000 with an automatic annual 15% increase beginning in 2024. As of June 30, 2023, there were 520,500 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.08	$117,669
Granted	379,500	$4.53
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at June 30, 2023	448,717	$4.30	9.35	$174,563
Vested at June 30, 2023	177,985	$3.91	8.72	$77,706

The fair value of options granted in the six months ended June 30, 2023 were estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

2023
Expected dividend yield	0%
Expected volatility	87% - 88%
Risk-free interest rate	3.4%-3.9%
Expected life (in years)	5.0-6.0

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $3.26. No options were issued in the six months ended June 30, 2022.

No options were exercised in any of the periods presented.

During the three and six months ended June 30, 2023, the Company recognized $260,624 and $359,054, respectively of compensation expense related to stock options. During the three and six months ended June 30, 2022, the Company recognized $451 and $1,109 of compensation expense, respectively related to stock options.

As of June 30, 2023, the total unrecognized compensation expense related to unvested stock options, was approximately $881,000, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

Warrants

During the six months ended June 30, 2023 and 2022, the Company granted a total of 3,195,906 and 52,338 warrants, respectively. The warrants have an original life of ten years and vest immediately and over 12 months. During the six months ended June 30, 2023, warrants to purchase 16,999 shares vested and had a fair value of $30,662. During the year ended December 31, 2022, 174,105 shares of warrants were vested and amended with a fair value of $337,269, 51,941 shares of warrants were reclassified with a fair value of $11,097, and 42,057 shares of warrants with a fair value of $1,883 were forfeited.

During the year ended December 31, 2021, the Company granted a total of 431,659 warrants. Of this amount 200,000 warrants, with a fair value of $12,462, were granted to advisors related to the Company’s IPO objective. The warrants have an original life of five years and vest 30 days before the intended IPO. During the year ended December 31, 2021, 0 shares of these warrants were vested. As of June 30, 2022, the warrants for 200,000 shares (post reverse stock split) were cancelled and voided per agreement of the warrant holder and the Company. There was no gain or loss due to cancellation. In 2021, 138,929 warrants (post reverse stock split), with a fair value of $28,683, were issued for services rendered. The warrants have an original life of ten years and vest at different rates over as much as 36 months.

During the year ended December 31, 2021, the Company issued 92,859 warrants with a fair value of $12,980, in connection with convertible bridge debt agreements with multiple parties including a related party. The warrants had an original life of five years. During the period ending June 30, 2022, the Company determined that 50,735 warrants, with a fair value of $11,097, should not have been issued. The fair value was reclassified to Additional Paid in Capital. In May 2022, the Company and the note holders agreed to cancel and void the previous 99,000 warrants and entered into a new agreement for 115,185 warrants and the exercise price increased to $2.50 from $1, with a fair value of $15,412. In May 2022, the Company and the note holders agreed to cancel and void the previous 195,000 (post reverse stock split) warrants and entered into a new agreement for 225,000 warrants with an exercise price of $2.50, with a fair value of $64,978.

The 92,859 warrants discussed above were initially discounted against the notes, subsequent to year end December 31, 2021, they were deemed voided and these individuals were issued new warrants in accordance with the new terms as stated above. We assessed the differences in fair values and determined the values were de minimis and expensed the full value of the new warrants.

During the six months ended June 30, 2023, the Company issued the following warrants:

●	In February 2023, in connection with the completion of the initial public offering, the Company issued 275,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance.

●	In February 2023, in connection with the completion of the initial public offering, the Company issued 18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance.

●	As part of the sale of units in the Company’s initial public offering the Company issued 1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. Also, as part of the sale of units in the Company’s initial public offering, the Company issued 1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance.

●	In February 2023, as part of the Company’s initial public offering the Company issued 153,409 tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. Also in February 2023, as part of the Company’s initial public offering the Company issued 153,409 non-tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance.

During the three and six months ended June 30, 2023, the Company recognized $8,451 and $30,663, respectively of compensation expense related to certain warrants. During the three and six months ended June 30, 2022, the Company recognized $208,238 and $238,231, respectively of compensation expense related to certain warrants. As of June 30, 2023, the total unrecognized compensation expense related to unvested warrants was $11,606, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.

The following table provides details over the Company’s outstanding warrants as of June 30, 2023:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,284
$2.10 - $2.66	2026 - 2032	460,438
$3.36 - $4.27	2028 - 2029	115,273
$6.51 - $7.80	2026 - 2032	1,484,925
$8.125	2027 - 2028	1,461,227
		3,796,147

9. Income Taxes

The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating loss carryforwards and research and development credits are not more-likely-than-not to be realized at June 30, 2023 and December 31, 2022.

10. Material Agreements

JHU-APL Technology License

On February 7, 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the technology. The license covers three (3) issued patents, 1 new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, the license also includes modifications and improvements. In October of 2021, the Company executed an Amendment to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the License Agreement JHU received a warrant equal to five (5%) percent of the then fully diluted equity base of the Company, which shall be diluted following the closing of the IPO. Under the terms of the License Agreement, JHU will be entitled to eight (8%) percent royalty on net sales for the services provided by the Company in which the JHU licensed technology was utilized, as well as fifty (50%) percent of all sublicense revenues received by the Company. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, if cumulative annual royalty payments do not reach these levels, the amount due to JHU to reach the annual minimum is due by January 31st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and upon notice from JHU of a material breach, the Company shall have 60 days to cure the material breach. On July 8, 2022, the company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 279,159 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond. As of June 30, 2023 and December 31, 2022, we have accrued $30,000 of the 2022 minimum annual royalty payments.

On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by annual payments of $75,000, $75,000 and $50,000 in years 2024 to 2026, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same.

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

In consideration of the rights granted to the Company under the License Agreement the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of June 30, 2023 and December 31, 2022, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement JHU will receive a staggered Upfront License Fee of $250,000. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2023, $10,000 for 2024, $20,000 for 2025, $30,000 for 2026 and $50,000 for 2027 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement JHU will receive a staggered Upfront License Fee of $250,000. The initial payment for $50,000 was paid and the remaining balance of $200,000 was paid after the Company completed its IPO. As of June 30, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $5,000 and $242,671, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

On October 13, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (JHU) and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. In consideration for the rights granted to the Company under the License Agreement JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the License Agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2027, $10,000 for 2028, $20,000 for 2029, $30,000 for 2030 and $50,000 for 2031 and each year after until the first commercial sale after which the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of June 30, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $96,646 and $133,238, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

On July 8, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL for the additional technology. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration of the new license, the Company issued to JHU-APL 39,879 shares of common stock. In September 2020 and October of 2021, the Company executed amendments to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the original License Agreement, the Company granted JHU 178,571 warrants exercisable to purchase shares of common stock at $2.10 per share. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by annual payments of $75,000, $75,000 and $50,000 in years 2024 to 2026, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As a result of this Amendment, the minimum annual payments are set to be $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable by royalties.

We intend to continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world which has already been successfully applied in multiple sectors.

We have begun to ramp up our business using funds from our initial public offering or IPO and through our partnerships and relationships. We currently have a strategic relationship with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide License Agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer), and other liver diseases. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under (GMP) industry-standard guidelines, and packaged for clinical use or sale. Since we are a company focused on using our AI technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials. Over the next 24 months, the Company expects to spend approximately $2.1 million on service offering products, preclinical IND enabling activities and on R&D to enable future clinical trials evaluating our drug assets for new disease indications.

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

In addition to the IPO proceeds, the Company received proceeds of approximately $1.5 million from the exercise of warrants in April 2023 and in the absence of revenues in 2023 the Company believes that its capital resources are sufficient to fund planned operations for approximately 12 months from the date of this filing.

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

In the future, the second part of our strategy involves acquiring the rights to clinical stage drugs, using our bfLEAP™ technology to design a precision medicine trial, conduct the trial with a partner, and sell the asset. This approach may also apply to earlier phases in the drug development process such as discovery and preclinical. In any case, the objective is to create near term value and exit and monetize as quickly as possible, preferably within approximately 30 months.

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

Research and Development Costs and Expenses

Research and development costs and expenses in 2022 consisted primarily of costs related to the acquisition of licensed technology. In 2023 we have initiated development activities on our licensed drug candidates and our discovery collaboration with JCVI. In addition to fees paid to external service providers, we are also allocating internal costs for personnel working on these efforts in addition to personnel costs related to our internal efforts to develop our product and service offerings using bfLEAP™. We anticipate our research and development costs could become significant as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing Investigational New Drug (IND) applications for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

In anticipation of the IPO, a management team with deep industry experience was identified and engaged as employees and consultants to assist the Company in preparing for the IPO and subsequently, to operate and function as a public company. Through 2022, the primary activities included: technology evaluation, acquisition and validation, capital acquisition and business development activities which in general, have readied the Company for contract services while exploring strategic partnering and asset acquisition as noted above. In February 2023, the Company achieved its objective of completing an IPO and listing on NASDAQ. Our 2023 G&A expenses are significantly higher than our 2022 G&A expenses due to several factors. The primary increases in 2023 relate to new costs associated with being a public company such as D&O insurance, professional services engaged to support SEC compliance as well as higher salary and consulting expenses as we have hired additional staff and consultants. We have also increased our business development, investor relations and marketing efforts. We anticipate that our general and administrative expenses may increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

Results of Operations - Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Net Change
	2023	2022
Operating expenses:
Research and development	$273,671	$92,671	$181,000
General and administrative	1,263,299	589,284	674,015
Total operating expenses	$1,536,970	$681,955	$855,015

Revenue and Costs of Goods Sold

We did not recognize any revenue or costs of goods sold during the three months ended June 30, 2023 or 2022.

Research and Development

Our research and development expenses for the three months ended June 30, 2023 increased by $181,000, compared to the same period ended June 30, 2022 primarily due to the inclusion of the cost of salaries and consulting fees in 2023 as well the cost of acquiring access to additional technology from JHU-APL related to bfLEAP™ pursuant to Amendment 1 of the July 2022 License Agreement. In 2022, the majority of the research and development expenses were directly related to the acquisition of two drug development product candidates including mebendazole.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2023 increased by $674,015, compared to the same period ended June 30, 2022, primarily due to higher salary and consulting costs reflecting an increased level of service as well the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company. The 2023 period also reflects approximately $120,000 in recruiting fees related to recent staff additions.

Other Income (Expense), Net

Interest expense decreased $83,179 for the three months ended June 30, 2023, compared to the same period ended June 30, 2022 due to the majority of our debt converting or being paid off in the first quarter of 2023. Other income increased by $67,355 due to interest earned on our IPO proceeds which we hold in an overnight sweep account.

Results of Operations - Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Net Change
	2023	2022
Operating expenses:
Research and development	$643,604	$408,954	$234,650
General and administrative	2,084,011	823,252	1,260,759
Total operating expenses	$2,727,615	$1,232,206	$1,495,409

Revenue and Costs of Goods Sold

We did not recognize any revenue or costs of goods sold during the six months ended June 30, 2023 or 2022.

Research and Development

Our research and development expenses for the six months ended June 30, 2023 increased by $234,650 compared to the same period ended June 30, 2022 primarily due to the inclusion of the cost of salaries and consulting fees in 2023 as we initiated our collaboration with J Craig Venter Institute and design of preclinical studies for our mebendazol prodrug program, as well as the cost of acquiring access to additional technology from JHU-APL related to bfLEAP™ pursuant to Amendment 1 of the July 2022 License Agreement. In 2022, the majority of the research and development expenses were directly related to the acquisition of two drug development product candidates including mebendazole.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2023 increased by $1,260,759, compared to the same period ended June 30, 2022, primarily due to higher salary and consulting costs reflecting an increased level of service as well the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company. The 2023 period also reflects approximately $120,000 in recruiting fees related to recent staff additions.

Other Income (Expense), Net

Interest expense decreased $39,387 for the six months ended June 30, 2023, compared to the same period ended June 30, 2023 due to the majority of our debt converting or being paid off in the first quarter of 2023. The loss on the conversion of notes of $92,959 for the six months ended June 30, 2023 was due to the conversion of the convertible notes. Other income increased by $85,312 due to interest earned on our IPO proceeds which we hold in an overnight sweep account.

Liquidity and Capital Resources

In 2022, the Company received net proceeds from the sale of Convertible Bridge Notes of approximately $1,016,000 and repaid the unsecured promissory notes sold in 2021 in the amount of $49,000. The Company sold one additional promissory note and received net proceeds of $100,000 in January 2023.

For the year ended December 31, 2022, the Company used approximately $911,000 on operating activities versus approximately $382,000 for the same period in 2021. The 2022 cash use included approximately $548,000 in salaries, approximately $634,000 in consulting and professional fees including legal, accounting and auditing fees ,as well as consulting fees for operational activities and approximately $609,000 in technology license fees, patent cost reimbursements and minimum annual royalties which has been recorded as a research & development expense.

Through June 30, 2023, the Company has an accumulated deficit of $7,205,000 and funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

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

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of post reverse split common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock (post reverse stock split) were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing was determined using a $25 million dollar company valuation immediately before the IPO.

Between April 5 and April 13, 2023, the holders of warrants exercised 436,533 (post reverse stock split) warrants for common stock at various exercise prices and the Company received proceeds of approximately $1,495,000.

In the absence of significant revenues in 2023, management believes the Company’s capital resources are sufficient to fund planned operations for approximately 12 months from the date of this filing.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2023	2022	Change
Net cash (used in) provided by
Operating activities	$(3,589,511)	$(612,007)	$(2,977,504)
Investing activities	-	(8,744)	8,744
Financing activities	8,991,410	849,190	8,142,220
Net increase in cash and cash equivalents	$5,401,899	$228,439	$5,173,460

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 increased by $2,977,504 compared to the same period ended June 30, 2022 primarily due to paying down accrued expenses for technology access, consultants, and compensation in 2023, coupled with increased operating costs, including D&O insurance premiums.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 increased by $8,142,220, compared to the same period ended June 30, 2022 primarily due to the completion of our Initial Public Offering in February 2023 and proceeds received pursuant to warrant exercises.

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

Changes in Internal Control Over Financial Reporting

During the 3 months ended June 30, 2023, the Company transitioned its day-to-day accounting processes to a new external firm including automating its vendor payments while also initiating the transfer of the overall process to an enterprise type accounting platform. These changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 are intended to enhance our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

To our best knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the three months ended June 30, 2023.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

(c) Insider Trading Arrangements

Trading Plans

On June 6, 2023, Vininder Singh, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) September 30, 2024; or (2) the date on which an aggregate 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan.

No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5 trading arrangement, (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: August 14, 2023	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer

