Form 10-Q
period 2023-09-30
BullFrog AI Holdings, Inc.
filed 2023-11-14
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock issued and outstanding, as of November 14, 2023 was 6,094,644.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,856,037	$57,670
Prepaid expenses	352,433	15,000
Total current assets	4,208,470	72,670

Property and equipment, net	6,406	7,699
Total assets	$4,214,876	$80,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$110,503	$543,993
Accrued expenses	122,257	982,988
Deferred revenue	-	32,000
Short term insurance financing	213,290	-
Convertible notes	-	1,323,890
Convertible notes - related party	-	254,850
Total current liabilities	446,050	3,137,721

Stockholders’ deficit:
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding, as of September 30, 2023 and December 31, 2022.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 6,094,644 and 4,021,935 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	61	40
Additional paid-in capital	12,226,742	1,341,662
Accumulated deficit	(8,457,978)	(4,399,055)
Total stockholders’ deficit	3,768,826	(3,057,352)
Total liabilities and stockholders’ deficit	$4,214,876	$80,369

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Revenue, net	$65,000	$-	$65,000	$-
Total revenue	65,000	-	65,000	-

Cost of goods sold:
Cost of goods sold	5,200	-	5,200	-
Total cost of goods sold	5,200	-	5,200	-

Gross profit	59,800	-	59,800	-

Operating expenses:
Research and development	380,015	39,421	1,023,619	448,375
General and administrative	983,929	601,131	3,067,940	1,424,383
Total operating expenses	1,363,944	640,552	4,091,559	1,872,758

Loss from operations	(1,304,144)	(640,552)	(4,031,759)	(1,872,758)

Other income (expense), net
Interest expense, net	(5,758)	(124,159)	(76,880)	(234,668)
Loss on conversion of notes	-	-	(92,959)	-
Other (expense) income, net	56,924	18	142,675	457
Total other income (expense), net	51,166	(124,141)	(27,164)	(234,211)
Net loss	$(1,252,978)	$(764,693)	$(4,058,923)	$(2,106,969)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.21)	$(0.16)	$(0.72)	$(0.45)
Weighted average number of shares outstanding - basic and diluted	6,094,644	4,752,959	5,667,997	4,669,952

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	127,450	-	127,450
Issuance of common stock (initial public offering), net of issuance cots	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Net loss	-	-	-	-	-	(1,325,547)	(1,325,547)
Balance at March 31, 2023	73,449	1	5,658,111	57	10,348,361	(5,724,602)	4,623,817
Stock-based compensation					262,267		262,267
Issuance of common stock pursuant to warrant exercises			436,533	4	1,494,654		1,494,658
Net loss						(1,480,398)	(1,480,398)
Balance at June 30, 2023	73,449	1	6,094,644	61	12,105,282	(7,205,000)	4,900,344
Stock-based compensation					121,460		121,460
Net loss						(1,252,978)	(1,252,978)
Balance at September 30, 2023	73,449	$1	6,094,644	$61	$12,226,742	$(8,457,978)	$3,768,826

Balance at December 31, 2021	-	$-	4,622,789	$46	$587,415	$(1,596,568)	(1,009,107)
Imputed interest	-	-	-	-	2,360	-	2,360
Stock-based compensation	-	-	-	-	30,017	-	30,017
Reclassification of warrant	-	-	-	-	(11,097)	-	(11,097)
Net loss	-	-	-	-	-	(566,359)	(566,359)
Balance at March 31, 2022	-	-	4,622,789	46	608,695	(2,162,927)	(1,554,186)
Imputed interest	-	-	-	-	2,361	-	2,361
Stock-based compensation	-	-	-	-	209,323	-	209,323
Conversion of convertible notes	-	-	205,984	2	226,136	-	226,138
Shares cancellation	-	-	(112,225)	(1)	1	-	-
Net loss	-	-	-	-	-	(775,917)	(775,917)
Balance at June 30, 2022	-	-	4,716,548	47	1,046,516	(2,938,844)	(1,892,281)
Imputed interest	-	-	-	-	2,250	-	2,250
Stock-based compensation	-	-	-	-	51,536	-	51,536
Shares issuance for license	-	-	39,879	-	189,828	-	189,828
Net loss	-	-	-	-	-	(764,693)	(764,693)
Balance at September 30, 2022	-	$-	4,756,427	$47	$1,290,130	$(3,703,537)	$(2,413,360)

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,058,923)	$(2,106,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,293	604
Stock-based compensation	511,177	290,876
Shares issued for license	-	189,828
Shares issued for services	50,000	-
Loss on conversion of notes	92,959	-
Amortization of debt discount	20,000	174,998
Imputed interest	-	6,971
Changes in operating assets and liabilities:
Prepaid expense	(337,433)	(15,000)
Accounts payable	(433,490)	51,946
Accrued expenses	(796,865)	409,502
Accrued expenses - related party	-	104,000
Deferred revenue	(32,000)	22,000
Net cash used in operating activities	(4,983,282)	(871,244)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,744)
Net cash used in investing activities	-	(8,744)

Cash flows from financing activities:
Proceeds from issuance of common stock (initial public offering), net of issuance costs	7,293,651	-
Proceeds from exercise of warrants	1,494,658	-
Proceeds from convertible notes payable	-	961,190
Proceeds from notes payable	100,000	-
Payments of notes payable	(319,950)	-
Repayment of note payable and interest - related party	-	(49,000)
Proceeds net of payments short term insurance financing	213,290	-
Net cash provided by financing activities	8,781,649	912,190

Net increase in cash and cash equivalents	3,798,367	32,202

Cash and cash equivalents, beginning of period	57,670	10,014
Cash and cash equivalents, end of period	$3,856,037	$42,216

Supplemental cash flow information:
Cash paid for interest	$93,916	$4,399
Cash paid for taxes	-	-

Supplemental non-cash activity
Reclassification of warrant	$-	$11,097
Issuance of common stock upon conversion of notes payable	$1,535,615	$-
Conversion of convertible note payable	$-	$226,138

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

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). We believe that the funds raised and notes that were converted from debt to equity in connection with the IPO now provide enough liquidity to fund operations beyond 9 months from the date of this filing.

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

The results for the nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period.

On February 13, 2023, we completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

Revenue Recognition

The Company recognizes revenue based on the following five step model:

-	Identification of the contract with a customer
This step outlines the criteria that must be met when establishing a contract with a customer to supply goods or services.
-	Identification of the performance obligations in the contract
This step describes how distinct performance obligations in the contract must be handled.
-	Determination of the transaction price
This step outlines what must be considered when establishing the transaction price, which is the amount the business expects to receive for transferring the goods and services to the customer.
-	Allocation of the transaction price to the performance obligations in the contract
This step outlines guidelines for allocating the transaction price across the contract’s separate performance obligations, and is what the customer agrees to pay for the goods and services.
-	Recognition of revenue when, or as, the Company satisfies a performance obligation
Revenue can be recognized as the business meets each performance obligation. This step specifies how that should happen.

Contract Services

The Company anticipates that the majority of revenues to be recognized in the near future will result from our fee for service partnership offering, designed for biopharmaceutical companies, as well as other organizations, of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary Artificial Intelligence / Machine Learning platform called bfLEAP™. This platform is designed to predict targets of interest, patterns, relationships, and anomalies. The Company believes that there will be additional on-going work requested from partners therefore the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company receives a cash fee and in some instances the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report is complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

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

In February 2023, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provides for financing of $697,534 of the premium, repayments in 10 equal monthly installments of $71,485 each through December 2023 and accrued interest at 6.5%. The balance outstanding at September 30, 2023 was $213,290. The related balance of the premium of $307,735 is included in prepaid expenses.

7. Related Party

During the nine months ended September 30, 2023, the Company issued 75,000 stock options to its Chief Financial Officer for services rendered.

During the year ended December 31, 2021, the Company issued 29,286 common stock options to related parties for services rendered. The options have an original life of 10 years and vest over different periods for up to 24 months. During the three months ended September 30, 2023 and 2022, the Company recognized $430 and $450, respectively, of stock-based compensation related to these options. During the nine months ended September 30, 2023 and 2022, the Company recognized $1,290 and $1,350, respectively, of stock-based compensation related to these options.

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

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of September 30, 2023, 3,796,164 warrants and 507,717 options for common shares were excluded in the calculation of net loss per share. As of September 30, 2022, 5,270,617 warrants and 484,525 options for common shares were excluded in the calculation of net loss per share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorizes an initial maximum number of shares underlying awards of 900,000 with an automatic annual 15% increase beginning in 2024. As of September 30, 2023, there were 461,500 awards authorized but unissued available under the Plan.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.08	$117,669
Granted	438,500	$4.41	-	$-
Exercised	-	$-	-	$-
Forfeited / canceled	-	$-	-	$-
Outstanding at September 30, 2023	507,717	$4.23	9.17	$102,441
Vested at September 30, 2023	215,623	$3.97	8.64	$52,644

The fair value of options granted in the nine months ended September 30, 2023 were estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

2023
Expected dividend yield	0%
Expected volatility	87% - 92%
Risk-free interest rate	3.4%-4.1%
Expected life (in years)	5.0-6.0

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $3.20. No options were issued in the nine months ended September 30, 2022.

No options were exercised in any of the periods presented.

During the three and nine months ended September 30, 2023, the Company recognized $116,410 and $475,465, respectively of compensation expense related to stock options. During the three and nine months ended September 30, 2022, the Company recognized $51,536 and $290,876 of compensation expense, respectively related to stock options.

As of September 30, 2023, the total unrecognized compensation expense related to unvested stock options, was approximately $936,000, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.

Warrants

During the nine months ended September 30, 2023 and 2022, the Company granted a total of 3,195,906 and 56,623 warrants, respectively. The warrants have an original life of ten years and vest immediately and over 12 months. During the nine months ended September 30, 2023, warrants to purchase 22,939 shares vested and had a fair value of $35,712. During the year ended December 31, 2022, 174,105 shares of warrants were vested and amended with a fair value of $337,269, 51,941 shares of warrants were reclassified with a fair value of $11,097, and 42,057 shares of warrants with a fair value of $1,883 were forfeited.

During the year ended December 31, 2021, the Company granted a total of 431,659 warrants. Of this amount, 200,000 warrants, with a fair value of $12,462, were granted to advisors related to the Company’s IPO objective. The warrants have an original life of five years and vest 30 days before the intended IPO. During the year ended December 31, 2021, 0 shares of these warrants were vested. As of June 30, 2022, the warrants for 200,000 shares were cancelled and voided per agreement of the warrant holder and the Company. There was no gain or loss due to cancellation. In 2021, 138,929 warrants, with a fair value of $28,683, were issued for services rendered. The warrants have an original life of ten years and vest at different rates over as much as 36 months.

During the year ended December 31, 2021, the Company issued 92,859 warrants with a fair value of $12,980, in connection with convertible bridge debt agreements with multiple parties including a related party. The warrants had an original life of five years. During the period ending June 30, 2022, the Company determined that 50,735 warrants, with a fair value of $11,097, should not have been issued. The fair value was reclassified to Additional Paid in Capital. In May 2022, the Company and the note holders agreed to cancel and void the previous 99,000 warrants and entered into a new agreement for 115,185 warrants and the exercise price increased to $2.50 from $1, with a fair value of $15,412. In May 2022, the Company and the note holders agreed to cancel and void the previous 195,000 warrants and entered into a new agreement for 225,000 warrants with an exercise price of $2.50, with a fair value of $64,978.

The 92,859 warrants discussed above were initially discounted against the notes, subsequent to year end December 31, 2021, they were deemed voided and these individuals were issued new warrants in accordance with the new terms as stated above. We assessed the differences in fair values and determined the values were de minimis and expensed the full value of the new warrants.

During the nine months ended September 30, 2023, the Company issued the following warrants:

●	In February 2023, in connection with the completion of the initial public offering, the Company issued 276,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance.
●	In February 2023, in connection with the completion of the initial public offering, the Company issued 18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance.
●	As part of the sale of units in the Company’s initial public offering the Company issued 1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. Also, as part of the sale of units in the Company’s initial public offering, the Company issued 1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance.
●	In February 2023, as part of the Company’s initial public offering, the Company issued 153,409 tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. Also in February 2023, as part of the Company’s initial public offering the Company issued 153,409 non-tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance.

During the three and nine months ended September 30, 2023, the Company recognized $5,050 and $35,712, respectively of compensation expense related to certain warrants. During the three and nine months ended September 30, 2022, the Company recognized $51,086 and $289,317 of compensation expense related to certain warrants. As of September 30, 2023, the total unrecognized compensation expense related to unvested warrants was $6,556, which the Company expects to recognize over a weighted-average period of approximately 0.4 years.

The following table provides details over the Company’s outstanding warrants as of September 30, 2023:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.10 - $2.66	2026 - 2032	460,445
$3.36 - $4.27	2028 - 2029	115,277
$6.51 - $7.80	2026 - 2032	1,484,929
$8.125	2027 - 2028	1,461,227
		3,796,164

9. Income Taxes

The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating loss carryforwards and research and development credits are not more-likely-than-not to be realized at September 30, 2023 and December 31, 2022.

10. Material Agreements

JHU-APL Technology License

On February 7, 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the technology. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, the license also includes modifications and improvements. In October of 2021, the Company executed an amendment to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the License Agreement JHU received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which shall be diluted following the closing of the IPO. Under the terms of the License Agreement, JHU will be entitled to eight percent (8%) royalty on net sales for the services provided by the Company in which the JHU licensed technology was utilized, as well as fifty percent (50%) of all sublicense revenues received by the Company. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, if cumulative annual royalty payments do not reach these levels, the amount due to JHU to reach the annual minimum is due by January 31st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and upon notice from JHU of a material breach, the Company shall have 60 days to cure the material breach. On July 8, 2022, the company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 279,159 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond.

On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by payments of $75,000, $75,000 and $50,000 in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of September 30, 2023, we have accrued $45,000 of the 2023 minimum annual royalty payments.

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

In consideration of the rights granted to the Company under the License Agreement the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of September 30, 2023 and December 31, 2022, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement, JHU will receive a staggered Upfront License Fee of $250,000. The initial payment for $50,000 was paid and the remaining balance of $200,000 was paid after the Company completed its IPO. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2023, $10,000 for 2024, $20,000 for 2025, $30,000 for 2026 and $50,000 for 2027 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of September 30, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $7,500 and $242,671, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

On October 13, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. In consideration for the rights granted to the Company under the License Agreement JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the License Agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2027, $10,000 for 2028, $20,000 for 2029, $30,000 for 2030 and $50,000 for 2031 and each year after until the first commercial sale after which the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of September 30, 2023 and December 31, 2022, the balance of accrued expense related to this license agreement was $0 and $133,238, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

In February 2018, Bullfrog AI Holdings secured the original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology. The license covers three (3)issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a license agreement in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. Our objective is to utilize bfLEAP™ for a precision medicine approach toward drug development with biopharmaceutical collaborators, as well as our own internal clinical development programs. We believe the bfLEAP™ platform is ideally suited for evaluating pre-clinical and clinical trial data generated in translational research and clinical trial settings that lead to faster, less expensive drug approvals.

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

On July 8, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL for the additional technology. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration of the new license, the Company issued to JHU-APL 39,879 shares of common stock. In September 2020 and October of 2021, the Company executed amendments to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the original License Agreement, the Company granted JHU 178,571 warrants exercisable to purchase shares of common stock at $2.10 per share. Under the terms of the new License Agreement, JHU will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by annual payments of $75,000, $75,000 and $50,000 in years 2024, 2025 and 2026, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As a result of this Amendment, the minimum annual payments are set to be $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable by royalties.

We intend to continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world which has already been successfully applied in multiple sectors.

We have staffed our business using funds from our initial public offering and have entered into partnerships and relationships and recently completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide License Agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under (GMP) industry-standard guidelines, and packaged for clinical use or sale. Since we are a company focused on using our AI technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials. Over the next 24 months, the Company expects to spend approximately $2.1 million on service offering products, preclinical IND enabling activities and on R&D to enable future clinical trials evaluating our drug assets for new disease indications.

Since completing our IPO on February 14, 2023, aided by the receipt of the IPO proceeds, we have initiated several initiatives: Investor relations and marketing to promote and raise awareness of the company in the financial and business sectors, research and development, collaboration with J Craig Venter Institute and in the quarter ended September 30, 2023, completed a preclinical study for our Mebendazole prodrug program. The Company is actively engaged in developing and seeking out new intellectual property as it strives to continuously evolve its AI/ML platform. Additionally, the Company has engaged a business development firm specializing in the biopharmaceutical industry to seek and secure a strategic development partner our Mebendazole program.

Internally, the Company has added incremental staff to accelerate execution, and the development of processes and custom scripts for use in performing analytical services for customers, while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources. We also transitioned our accounting and financial reporting systems and processes to enhance our internal control environment as a public company. Capital from the IPO was also used to retire two notes that were sold to fund the Company through the IPO that did not convert into common stock as well as other debts accrued over time to our staff, employees and consultants as well as obligations related to the acquisition of our licensed drug programs.

In addition to the IPO proceeds, the Company received proceeds of approximately $1.5 million from the exercise of warrants in April 2023 and in the absence of significant revenues in 2023 the Company believes that its capital resources are sufficient to fund planned operations for approximately 9 months from the date of this filing.

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

Financial Operations Overview

Revenue

While we generated our first revenues in late 2022 from our services provided to a pharmaceutical customer, in Q3 2023 we completed our first commercial service contract and recognized revenue in the amount of $65,000. We have service contracts with two organizations and currently have multiple discussions underway, although there can be no assurance of entering into additional service agreements and business relationships in 2023.

Operating Expenses

We classify our operating expenses into two categories: research and development and general and administrative. Prior to 2022, most of our activities were related to: technology evaluation, acquisition and validation, capital acquisition and business development activities in general, which we believe have readied the Company for contract services while exploring strategic partnering and asset acquisition. These activities and related expenditures have been recorded and reported as General and Administrative in our Financial Statements. In 2022, we licensed two drug development programs from universities and also entered into a new license with JHU-APL for new IP and other enhancements used with our bfLEAP™ platform. In 2022, we expended appropriately $608,000 on license related payments for our bfLEAP™ AI/ML platform and our two drug development programs from universities. We expect that our research and development expenses will increase in 2024 as we initiate activities directed towards the development of service offering products, collaborations (JCVI) and preclinical studies aimed at generating the data to enable the filing of an Investigational New Drug (IND) application.

Research and Development Costs and Expenses

Research and development costs and expenses in 2022 consisted primarily of costs related to the acquisition of licensed technology. In 2023 we have initiated development activities on our licensed drug candidates and our discovery collaboration with JCVI. In addition to fees paid to external service providers, we are also allocating internal costs for personnel working on these efforts in addition to personnel costs related to our internal efforts to develop our product and service offerings using bfLEAP™. We anticipate our research and development costs could become significant as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing an IND for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

In anticipation of the IPO, a management team with deep industry experience was identified and engaged as employees and consultants to assist the Company in preparing for the IPO and subsequently, to operate and function as a public company. Through 2022, the primary activities included: technology evaluation, acquisition and validation, capital acquisition and business development activities which in general, have readied the Company for contract services while exploring strategic partnering and asset acquisition as noted above. In February 2023, the Company achieved its objective of completing an IPO and listing on NASDAQ. Our 2023 general and administrative expenses are significantly higher than our 2022 general and administrative expenses due to several factors. The primary increases in 2023 relate to new costs associated with being a public company such as D&O insurance, professional services engaged to support SEC compliance as well as higher salary and consulting expenses as we have hired additional staff and consultants. We have also increased our business development, investor relations and marketing efforts. We anticipate that our general and administrative expenses may increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

Results of Operations - Comparison of Three Months Ended September 30, 2023 and 2022

Revenue and Costs of Goods Sold

We recognized $65,000 in revenue and $5,200 in costs of goods sold during the three months ended September 30, 2023 versus zero 2022.

	Three Months Ended September 30,		Net Change
	2023	2022
Operating expenses:
Research and development	$380,015	$39,421	$340,594
General and administrative	983,929	601,131	382,798
Total operating expenses	$1,363,944	$640,552	$723,392

Research and Development

Our research and development expenses for the three months ended September 30, 2023 increased by $340,594, compared to the same period ended September 30, 2022, primarily due to the inclusion of the cost of salaries and consulting fees in 2023, as well the cost of acquiring access to additional technology from JHU-APL related to bfLEAP™ pursuant to Amendment 1 of the July 2022 License Agreement. We also completed a preclinical study related to our Mebendazole program in Q3 2023. In 2022, the majority of the research and development expenses were directly related to the acquisition of two drug development product candidates including Mebendazole.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2023 increased by $382,798, compared to the same period ended September 30, 2022, primarily due to higher salary and consulting costs reflecting an increased level of services as well as the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company.

Other Income (Expense), Net

Interest expense decreased $118,401 for the three months ended September 30, 2023, compared to the same period ended September 30, 2022 due to the majority of our debt converting or being paid off in the first quarter of 2023. Other income increased by $56,906 due to interest earned on our IPO proceeds which we hold in an overnight sweep account.

Results of Operations - Comparison of Nine Months Ended September 30, 2023 and 2022

Revenue and Costs of Goods Sold

We recognized $65,000 in revenue and $5,200 in costs of goods sold during the nine months ended September 30, 2023 versus zero 2022.

	Nine Months Ended September 30,		Net Change
	2023	2022
Operating expenses:
Research and development	$1,023,619	$448,375	$575,244
General and administrative	3,067,940	1,424,383	1,643,557
Total operating expenses	$4,091,559	$1,872,758	$2,218,801

Research and Development

Our research and development expenses for the nine months ended September 30, 2023 increased by $575,244 compared to the same period ended September 30, 2022, primarily due to the inclusion of the cost of salaries and consulting fees in 2023 as we initiated our collaboration with J Craig Venter Institute and completion of a preclinical study for our Mebendazole prodrug program, as well as the cost of acquiring access to additional technology from JHU-APL related to bfLEAP™ pursuant to Amendment 1 of the July 2022 License Agreement. In 2022, the majority of the research and development expenses were directly related to the acquisition of two drug development product candidates including Mebendazole.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2023 increased by $1,643,557, compared to the same period ended September 30, 2022, primarily due to higher salary and consulting costs reflecting an increased level of service as well the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company. The 2023 period also reflects approximately $120,000 in recruiting fees related to staff additions.

Other Income (Expense), Net

Interest expense decreased $157,788 for the nine months ended September 30, 2023, compared to the same period ended September 30, 2022 due to the majority of our debt converting or being paid off in the first quarter of 2023. The loss on the conversion of notes of $92,959 for the nine months ended September 30, 2023 was due to the conversion of the convertible notes. Other income increased by $142,218 due to interest earned on our IPO proceeds which we hold in an overnight sweep account.

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

Through September 30, 2023, the Company has an accumulated deficit of $8,457,978 and funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates and the increased costs of operating as a public company. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

The Company’s current operations include Bullfrog AI, Inc. and Bullfrog Management, LLC, which are wholly owned subsidiaries of Bullfrog AI Holdings, Inc., which is a holding company that depends upon the sale of its securities and cash generated through its subsidiaries to fund consolidated operations.

On February 16, 2023, the Company completed its IPO of 1,297,318 units (each, a “Unit,” collectively, the “Units”) at a price of $6.50 per unit for a total of approximately $8.4 million of gross proceeds to the Company. Each Unit consists of one share of the Company’s common stock, one tradeable warrant (each, a “Tradeable Warrant,” collectively, the “Tradeable Warrants”) to purchase one share of common stock at an exercise price of $7.80 per share, and one non-tradeable warrant (each, a “Non-tradeable Warrant,” collectively, the “Non-tradeable Warrants”; together with the Tradeable Warrants, each, a “Warrant,” collectively, the “Warrants”) to purchase one share of the Company’s common stock at an exercise price of $8.125. In connection with the IPO, the Company also completed a 1-for-7 reverse stock split of our common stock.

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of post reverse split common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing was determined using a $25 million dollar company valuation immediately before the IPO.

Between April 5 and April 13, 2023, the holders of warrants exercised 436,533 warrants for common stock at various exercise prices and the Company received proceeds of approximately $1,495,000.

In the absence of significant revenues in 2023, management believes the Company’s capital resources are sufficient to fund planned operations for approximately 9 months from the date of this filing.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2023	2022	Change
Net cash (used in) provided by
Operating activities	$(4,983,282)	$(871,244)	$(4,112,038)
Investing activities	-	(8,744)	$8,744
Financing activities	8,781,649	912,190	$7,869,459
Net increase in cash and cash equivalents	$3,798,367	$32,202	$3,766,165

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 increased by $4,112,038 compared to the same period ended September 30, 2022 primarily due to paying down accrued expenses for technology access, consultants, and compensation in 2023, coupled with increased operating costs, including D&O insurance premiums.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 increased by $7,869,459, compared to the same period ended September 30, 2022 primarily due to the completion of our Initial Public Offering in February 2023 and proceeds received pursuant to warrant exercises.

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

Changes in Internal Control Over Financial Reporting

During the 3 months ended September 30, 2023, the Company transitioned its day-to-day accounting processes to a new external firm including automating its vendor payments while also initiating the transfer of the overall process to an enterprise type accounting platform. These changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 are intended to enhance our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

To our best knowledge, we are currently not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the three months ended September 30, 2023.

Use of Proceeds

Since completing our IPO in February, 2023, we have used approximately $5 million of the net proceeds, primarily on D&O Insurance, repayment of debt that was not converted in the IPO and working capital.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

(c) Insider Trading Arrangements

Trading Plans

On June 6, 2023, Vininder Singh, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) September 30, 2024; or (2) the date on which an aggregate 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan a total of 50,000 shares were sold under the plan in September 2023.

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

Item 6.	EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: November 14, 2023	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer

