Form 10-K
period 2023-12-31
BullFrog AI Holdings, Inc.
filed 2024-03-29
CIK 1829247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Registrant’s telephone number: (240) 658-6710

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $11.7 million. Shares of common stock held by each officer and director of the registrant on June 30, 2023 have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 27, 2024 was 7,850,550.

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

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

Bullfrog AI Holdings, Inc. was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC. which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All of our operations are currently conducted through BullFrog AI Holdings, Inc. The Company’s principal business address is 325 Ellington Blvd, Unit 317, Gaithersburg, MD 20878. Our website address is www.bullfrogai.com. The references to our website in this Form 10-K are inactive textual references only. The information on our website is neither incorporated by reference into this Form 10-K.

Acquisition of BullFrog AI, Inc.

In March 2020, BullFrog AI, Inc. received an investment from TEDCO - the Technology Development Corporation of Maryland, a State of Maryland Investment Fund – pursuant to the issuance of a $200,000 convertible note with an 18-month term, 6% annual interest rate, and a 20% discount. In June 2020, BullFrog AI Holdings, Inc. acquired BullFrog AI, Inc. pursuant to an exchange agreement under which each share of Bull Frog AI, Inc. common stock was exchanged for a share of common stock of BullFrog AI Holdings, Inc. Immediately prior to the share exchange, each outstanding common share of BullFrog AI, Inc. was split into 25 shares of common stock. Pursuant to the agreement, 24,223,975 shares of the Company’s common stock were issued to the shareholders of BullFrog AI, Inc. in exchange for 100% of the outstanding stock of BullFrog AI, Inc. Upon completion of the exchange, BullFrog AI, Inc. became the Company’s wholly-owned subsidiary and the shareholders of BullFrog AI, Inc. held 100% of the common stock of the Company. As a result, BullFrog AI Holdings, Inc. assumed a total of $330,442 in net liabilities of BullFrog AI, Inc. Both of the entities were controlled before and after the transactions by the same controlling shareholder.

BullFrog AI Corporate History

BullFrog AI, Inc. was incorporated in the State of Delaware on August 25, 2017. Vininder Singh is the founder, CEO and chairman of BullFrog AI.

Business Overview

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

We use artificial intelligence and machine learning to advance medicines for both internal and external projects. We are committed to increasing the probability of success and decreasing the time and cost involved in developing therapeutics. Most current AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. Our platform technology, named, bfLEAP™, is an analytical AI/ML platform derived from technology developed at The Johns Hopkins University Applied Physics Laboratory (JHU-APL), which is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise1, multi-dimensional understanding of their data. We are deploying bfLEAP™ for use at several critical stages of development for internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

1 In an August 2021 publication in DeepAI.org (https://deepai.org/publication/random-subspace-mixture-models-for-interpretable-anomaly-detection), the algorithms used in bfLEAP were compared to 10 of the most popular clustering algorithms in the world using 12 data sets. The end result showed that the algorithms used in bfLEAP had the highest average score when measuring speed and accuracy of prediction. The bfLEAP platform currently has more advanced versions of these algorithms and is applying them in multiple data analytics projects.

Recent Developments

On February 26, 2024, the Company announced the appointment of Dr. Thomas W. Chittenden, PhD, DPhil, PStat, as its new Chief Scientific Officer.

On January 31, 2024, the Company entered into an underwriting agreement with WallachBeth Capital, LLC as representative of the several underwriters named therein, relating to the issuance and sale of an aggregate of (i) 1,028,710 shares of common stock, par value $0.00001 per share and 478,429 pre-funded warrants in lieu of common stock (“Pre-Funded Warrants”) or 1,507,139 shares of common stock (or Pre-Funded Warrants) in lieu thereof, and accompanying warrants to purchase 1,507,139 shares of common stock at a combined public offering price of $3.782 per share (inclusive of the Pre-Funded Warrant exercise price) for gross proceeds of approximately $5,700,000, prior to deducting underwriting discounts and offering expenses.

Our Strategy

We plan to achieve our business objectives by enabling the successful development of drugs and biologics using a precision medicine approach via our proprietary artificial intelligence platform bfLEAP. The bfLEAP™ platform utilizes both supervised and unsupervised machine learning - as such, it is able to reveal real/meaningful connections in the data without the need for a prior hypothesis. Supervised machine learning uses labeled input and output data, while an unsupervised learning algorithm does not. In supervised learning, the algorithm “learns” from the training dataset by iteratively making predictions on the data and adjusting for the correct answer. Unsupervised learning, also known as unsupervised machine learning, uses machine learning algorithms to analyze and cluster unlabeled datasets. These algorithms discover hidden patterns or data groupings without the need for human intervention. Algorithms used in the bfLEAP™ platform are designed to handle highly imbalanced data sets to successfully identify combinations of factors that are associated with outcomes of interest.

Together with our strategic partners and collaborators, our primary goal is to improve the odds of success at any stage of pre-clinical and clinical therapeutics development. Our primary business model is improving the success and efficiency of drug development which is accomplished either through acquisition of drugs or partnerships and collaborations with companies that are developing drugs. We hope to accomplish this through strategic acquisitions of current clinical stage and failed drugs for in-house development, or through strategic partnerships with biopharmaceutical industry companies. We are able to pursue our drug asset enhancement business by leveraging a powerful and proven AI/ML platform (trade name: bfLEAP™) initially derived from technology developed at JHU-APL. We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and/or clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings. In November 2021, we amended the agreement with JHU-APL to include additional advanced AI technology. On July 8, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The July 8, 2022 JHU-APL license provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license.

We believe bfLEAP™ will inform/enable decision making throughout the development cycle:

●	Discovery Phase - Analyze and categorize discovery phase data to better define highest-value leads from groups of candidates, for advancement to preclinical phase of development. Integrate data from high-throughput screening, pharmacodynamics assays, pharmacokinetics assays, and other key data sets to create the most accurate profile of a pool of therapeutic candidates. There is often a high degree of similarity among closely related therapeutics in a candidate pool - bfLEAP™ is able to harmonize disparate data streams for a more nuanced understanding of each candidate’s characteristics/potency.
●	Pre-Clinical Data - Large-scale/multivariate analysis of pre-clinical and/or early-stage clinical data sets. In these settings, bfLEAP could be used to find novel drug targets, elucidate mechanism of action (MOA), predict potential off-target effects/side effects, uncover specific genetic/phenotypic background(s) with highest correlation to therapeutic response, etc. These insights from bfLEAP™ analysis can be used to inform decision making/study design at the subsequent step(s) of therapeutic/diagnostic development, including first-inhuman/Phase I RCTs.
●	Clinical Development - Advanced/multivariate analysis of PhI and/or PhII clinical trials data, to find niche populations of highly responsive patients and/or inform patient selection for later-stage CT(s). This can be used to decrease overall study risk for larger clinical trials - including Phase II trials, and any Phase III Registration Clinical Trials. The bfLEAP™ platform analysis can also be used to more precisely understand complex correlations between therapeutic treatment and adverse events, side effects, and other undesirable responses which could jeopardize clinical trial success.

Our platform is agnostic to the disease indication or treatment modality and therefore we believe that it is of value in the development of biologics or small molecules.

The process for our drug asset enhancement program is to:

●	acquire the rights to a drug from a biopharmaceutical industry company or academia;
●	use the proprietary bfLEAP™ AI/ML platform to determine a multi-factorial profile for a patient that would best respond to the drug;
●	rapidly conduct a clinical trial to validate the drug’s use for the defined “high-responder” population; and
●	divest/sell the rescued drug asset with the new information back to a large player in the pharma industry, following positive results of the clinical trial.

As part of our strategy, we will continue evolving our intellectual property, analytical platform and technologies, build a large portfolio of drug candidates, and implement a model that reduces risk and increases the frequency of cash flow from rescued drugs. This strategy will include strategic partnerships, collaborations, and relationships along the entire drug development value chain, as well as acquisitions of the rights to developing failed drugs and possibly the underlying companies.

To date, we have not conducted clinical trials on any pharmaceutical drugs and our platform has not been used to identify a drug candidate that has received regulatory approval for commercialization. However, we currently have a strategic relationship with a leading rare disease non-profit organization for artificial intelligence/machine learning (“AI/ML”) analysis of late-stage clinical data. We have acquired the rights to a series of preclinical and early clinical drug assets from universities and entered into a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for colorectal cancer. We have signed exclusive worldwide license agreements with Johns Hopkins University for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and other cancers. We have also signed an exclusive worldwide license with George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer), and other liver diseases.

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

While we have not generated significant revenues from our AI/ML operations, we anticipate generating revenue in the future from the following three sources:

Contract Services

Our fee for service partnership offering model is designed for biopharmaceutical companies, as well as other organizations, of all sizes that have challenges analyzing data throughout the drug development process. We provide the customer with an analysis of large complex data sets using our proprietary Artificial Intelligence / Machine Learning platform called bfLEAP™. This platform is designed to predict targets of interest, patterns, relationships, and anomalies. Our service model involves a cash fee plus the potential for rights to new intellectual property generated from the analysis, which can be performed at the discovery, preclinical, or clinical stages of drug development.

Collaborative Arrangements

We plan to enter into collaborative arrangements with biotechnology and pharmaceutical companies who have drugs that are in development or have failed late Phase 2 or Phase 3 trials. The collaborations may also be at the discovery or preclinical stages of drug development. Our revenue will be a combination of fee for service cash payments and success fees based on achieving certain milestones as determined by each specific arrangement. There may also be fees or legal rights associated with the development of new intellectual property.

Acquisition of Rights to Certain Drugs

We may acquire the rights to drugs that have failed late Phase 2 or Phase 3 trials and generate revenues by using our platform to accurately determine the profile of patients that would respond to the drugs, conduct a clinical trial to test our findings either independently or with a clinical partner, and finally sell the drug back to pharmaceutical companies. We have and may continue acquiring the rights to drugs that have not yet failed any trials. We will use our technology to improve the chances for success, conduct a trial, and divest the asset. When divesting assets, the transaction may involve a combination of upfront payments, milestone payments based on clinical success, and royalties on sales of the product.

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

On January 14, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from George Washington University (GWU) for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including hepatocellular carcinoma (HCC). The license covers methods claimed in three U.S. and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis. This program is currently in the preclinical stage of development. The Company recently initiated proof-of-concept studies on this asset and will use the outcome of these studies to inform a clinical development plan that would include initiation of IND-enabling studies.

Metabolic dysfunction-associated steatotic liver disease (MASLD, which until recently was called non-alcoholic fatty liver disease, or NAFLD) is a condition in which excess lipids, or fat, build up in the liver. This condition, which is more common in people who have obesity and related metabolic diseases including type 2 diabetes, affects as many as 24% of adults in the US and is associated with risk of progression to more serious conditions, including metabolic dysfunction-associated steatohepatitis (MASH), with associated liver inflammation and fibrosis, and HCC. Evidence in animal models of obesity suggest that a protein called β2-spectrin may play a key role in lipid accumulation, tissue fibrosis, and liver damage, and targeting expression or activity of this protein may be a useful approach in treating MASH and liver cancer (Rao et al., 2021).

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

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (JHU) and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. Patents have since been issued in the United States and Australia and are still in the prosecution phase in other territories. In September 2023 the Company announced results from a preclinical study demonstrating the effectiveness of BF-223, a compound chosen from this class, in an animal model for glioblastoma. The Company is currently formulating a strategy for initiating IND-enabling studies on BF-223 and is conducting outreach to identify partners that may want to license or partner in the development of BF-223.

Our bfLEAP™ Analytics Platform

We are able to pursue our drug rescue business by leveraging a powerful and proven AI/ML platform (trade name: bfLEAP™) derived from technology developed at The Johns Hopkins University Applied Physics Laboratory (JHU-APL). The bfLEAP™ platform is based on an exclusive, world-wide license granted by Johns Hopkins University Applied Physics Laboratory. The license covers three (3) issued patents, as well as a new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, which also includes modifications and improvements. On July 8, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues.

We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and/or clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings. The input data for bfLEAP™ can include raw data (preclinical and/or clinical readouts), categorical data, sociodemographic data of patients, and various other inputs. Thus, the bfLEAP™ platform is capable of capturing the particular genetic and physical characteristics of patients in an unbiased manner, and contextualizing it against other disparate data sources from patients (e.g. molecular data, physiological data, etc.) for less biased and more meaningful conclusions. It is also uniquely scalable - the bfLEAP™ platform is able to perform analysis on large, high-volume data sets (i.e. ‘big data’) and also able to analyze highly disparate “short and wide” data as well. In terms of visualization, bfLEAP™ is able to integrate with most commonly used visualization tools for graph analytics.

We believe that the combination of a) scalable analytics (i.e., large data or short/wide data), b) state-of-the-art proprietary algorithms, c) unsupervised machine learning, and d) streamlined data ingestion/visualization makes bfLEAP™ one of the most flexible and powerful new platforms available on the market.

The Company will continue to evolve and improve bfLEAP™, and some of the proceeds from this offering may be used toward that effort either in-house or with development partners like The Johns Hopkins University Applied Physics Lab.

Lieber Institute for Brain Development

On September 8, 2023, the Company entered a data use and technology partnership agreement (the “Partnership Agreement”) with the Lieber Institute for Brain Development (LIBD). The Partnership Agreement covers the right of BullFrog AI to leverage its bfLEAP™ platform to mine LIBD’s comprehensive brain data, including transcriptomic, genomic, DNA methylation, cell-line, clinical, and imaging data to identify previously unrecognized relationships. The goal of the partnership is to identify previously unrecognized relationships between genes and pathways in the brain and the development of neurologic and psychiatric disorders, thereby facilitating the development of more effective treatments for diseases of the human brain. The collaboration will proceed in two stages, with the first involving unsupervised construction of graphical models to reveal relationships between brain diseases and genomic/biologic attributes, with the goal of identifying new biomarkers and drug targets across disorders. The second stage will involve creating disease-specific models that will enable identification of genes and pathways within these respective disorders. The Partnership Agreement has a one-year term of data exclusivity to complete the first stages of analyses, with a two-year extension option as performance milestones are met.,

As contemplated in the Partnership Agreement, on October 16, 2023, the Company and LIBD entered into a commercial agreement (the “Commercial Agreement”) that sets forth the key terms for commercialization of products and services developed under the Partnership Agreement. Pursuant to the Commercial Agreement, LIBD granted the Company a worldwide, royalty-bearing exclusive license so long as the Company receives net sales or income from the licensing of “Licensed Products” (as defined in the Commercial Agreement) in the application of machine learning and/or artificial intelligence for research and development in drug development, and specifically includes therapeutic products, patient selection strategies, and target identification, but excludes diagnostics and incidental uses of machine learning and/or artificial intelligence on data derived from research. Generally, “Licensed products” are any product or service which incorporates, results from, or is derived from LIBD’s Data (meaning finished brain-related data, including but not limited to DNA methylation, RNAseq, genomic, DNA methylation, cell-line, clinical, and imaging data, and the specified data set forth in the Partnership Agreement) and that the Company or its affiliate develops during the term of the Partnership Agreement, and any improvements thereof after the term of the Partnership Agreement, and all Licensed Products or services derived therefrom by the Company or its affiliates. Licensed Products may include, but are not limited to, biomarker and target identification, target validation, mapping unmet needs, identifying genetic risk factors and predictive modeling.

The Company was also granted the right to sublicense, to use the deliverables under the Partnership Agreement, and LIBD’s intellectual property rights in the data, to (i) use, sell, distribute for sale, have distributed for sale, offer for sale, have sold, import and have imported Licensed Products and (ii) to develop, have developed, make, have made Licensed Products that are derived from Licensed Products developed during the term of the Partnership Agreement, and any improvements made following the term. The Company is prohibited from sublicensing LIBD Data. The Company shall pay LIBD a royalty based on net sales of all Licensed Products sold by the Company and/or its affiliates.

The Commercial Agreement, generally, may be terminated at any time by either the Company or LIBD if either party defaults or breaches any material term of the agreement or files for protection under bankruptcy laws, makes an assignment for the benefit of creditors, appoints or suffers appointment of a receiver, trustee, or similar agent over its property.

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

Our Supply Chain and Customer Base

We have launched our businesses using funds from our initial public offering and through our partnerships and relationships. We have a strategic relationship with FSHD Society, a leading non-governmental organization, for AI/ML analysis of clinical trial data for patients with a rare neuromuscular disorder. We also have several other developing strategic relationships in the project design phase. The Company has executed a joint development deal for a biologics discovery phase opportunity that is directed toward targeted cancer therapeutics. The Company has also obtained exclusive worldwide rights to a Phase 2 ready glioblastoma drug and a discovery phase hepatocellular carcinoma drug from universities. Since we intend to conduct late-stage clinical trials with partners on rescued therapeutic assets, there will be a requirement of drug product or other significant services to plan and execute our clinical development programs. The success of our partnered clinical development programs will require adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under industry-standard guidelines, and packaged for clinical use or sale. Since we are a digital biopharmaceutical company, our clinical development programs will also require, in some cases, the establishment of third-party relationships for execution and completion of clinical trials.

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

Anticipated Market Spend on AI Solutions (2022) → $1.85 billion (1.02% of total industry R&D spend)

Source: Frost & Sullivan – "Growth Insight – Role of A.I. in the Pharmaceutical Industry" (Sept. 2019)

20

Intellectual Property

Patents

We have exclusive worldwide rights to the following patents related to our intellectual property:

Mebendazole Polymorph For Treatment And Prevention Of Tumors

Serial Number	Country	Status	Issue Date	Expiration Date
62/112,706	United States	Converted	N/A	N/A
PCT/US2016/016968	PCT	Nationalized	N/A	N/A
11,110,079	United States	Granted	9/7/2021	2/8/2036
17/402,131	United States	Abandoned	N/A	N/A
18/525,209	United States	Pending	N/A	N/A
16747414.7	Europe	Granted	12/15/2021	2/8/2036
16747414.7	Czech Republic	Granted	12/15/2021	2/8/2036
16747414.7	France	Granted	12/15/2021	2/8/2036
60 2016 067 384.3	Germany	Granted	12/15/2021	2/8/2036
16747414.7	Ireland	Granted	12/15/2021	2/8/2036
502022000018341	Italy	Granted	12/15/2021	2/8/2036
16747414.7	Spain	Granted	12/15/2021	2/8/2036
16747414.7	Switzerland	Granted	12/15/2021	2/8/2036
16747414.7	United Kingdom	Granted	12/15/2021	2/8/2036
253854	Israel	Granted	6/26/2021	2/8/2036
2016800144274	China	Granted	6/25/2021	2/8/2036
201717028684	India	Granted	12/1/2020	2/8/2036
2017-541687	Japan	Granted	11/18/2020	2/8/2036

Mebendazole Prodrugs with Enhanced Solubility and Oral Bioavailability

Serial Number	Country	Status	Issue Date	Expiration Date
62/627,810	United States	Converted	N/A	N/A
PCT/US2019/017291	PCT	Nationalized	N/A	N/A
11,712,435	United States	Granted	8/1/2023	2/8/2039
2019216757	Australia	Granted	1/4/2024	2/8/2039
19751700.6	Europe	Pending	N/A	N/A
3,090,691	Canada	Pending	N/A	N/A

Inhibition of SPTBN1 to treat Obesity/NASH and Obesity/NASH-driven cancer

Serial Number	Country	Status	Filing Date	Expiration Date
63/113,745	United States	Converted	11/13/2020	N/A
63/147,141	United States	Converted	2/8/2021	N/A
PCT/US2021/059245	United States	Nationalized	11/12/2021	N/A
2023-528428	Japan	Filed	11/12/2021	N/A
18/252,771	United States	Filed	5/12/2023	N/A
21892928.9	Europe	Filed	6/13/2023	N/A
2021800763877	Canada	Filed	11/12/2021	N/A

John Hopkins University Applied Physics Lab Licensed Intellectual Property:

Title	Serial Number	File Date	Country	Status	Expiration Date	Assignee
Apparatus and Method for Distributed Graph Processing	U.S. Patent 10,146,801	7/13/2015	US	Granted	3/2/2037	The Johns Hopkins University
Method and Apparatus for Analysis and Classification of High Dimensional Data Sets	U.S. Patent 10,936,965	10/5/2017	US	Granted	9/25/2038	The Johns Hopkins University
Generalized Low Entropy Mixture Model	U.S. Patent 10,839,256	4/2/2018	US	Granted	12/15/2038	The Johns Hopkins University

Licenses

We hold the following licenses related to our intellectual property:

Licensor	Licensee	Description of Rights Granted

Johns Hopkins University Applied Physics Lab	BullFrog AI, Inc.	Worldwide, exclusive rights for therapeutics development and analytical services
George Washington University	BullFrog AI Holdings	Worldwide, exclusive rights for therapeutics development
Johns Hopkins University	BullFrog AI Holdings	Worldwide, exclusive rights for therapeutics development

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

On July 8, 2022, the company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 39,879 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual payments are set to be $30,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable by royalties. The financial terms of the new license agreement replace the original terms and are not duplicative.

On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by payments of $75,000, $75,000, and $50,000 in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of December 31, 2023, we have accrued $60,000 of the 2023 minimum annual royalty payments.

George Washington University - Beta2-spectrin siRNA License

On January 14, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from GWU for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including HCC. The license covers methods claimed in three US and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis. This program is currently in the preclinical stage of development. The Company has not yet initiated development activities or IND-enabling studies on this asset; however, the plan is to conduct this work over the next 24 months. All R&D to date on this candidate has been conducted by the licensor of the technology, George Washington University. The term of the agreement began on January 14, 2022 and ends on the expiration date of the last patent to expire or 10 years after the first sale of a licensed product if no patents have been issued. The license can be terminated by the licensee upon 60 days’ written notice, or by the licensor if the Company is more than 30 days late in paying amounts owed to the licensor and does not make payment upon demand, or in the event of any material breach of the license that is not cured within 45 days.

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

In consideration of the rights granted to the Company under the license agreement, GWU received a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a New Drug Application (NDA) and commercialization.

Aggregate payments made to GWU to date include the $20,000 License Initiation Fee and an additional $6,550 to reimburse the licensor for past patent costs. Aggregate future milestone costs could reach $860,000 if the drug successfully completes clinical trials and is the subject of an NDA to the U.S. FDA. Future milestones on sales revenue are limited to $1 million on the first $20 million in net sales.

As of December 31, 2023 and 2022, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application, with the term of the agreement beginning on February 22, 2022 and ending on the date of expiration of the last to expire patent. The license can be terminated by the licensee upon 90 days’ written notice, or by the licensor in the event of any material breach of the license that is not cured within 30 days. In consideration of the rights granted to the Company under the license agreement, JHU will receive a staggered Upfront License Fee of $250,000, with the first $50,000 payment due within 30 days of the effective date. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three- and one-half percent (3.5%) royalty on net sales by the Company. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2023, $10,000 for 2024, $20,000 for 2025, $30,000 for 2026 and $50,000 for 2027 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. Aggregate payments made to date include the initial $50,000 upfront fee and an additional $79,232 to reimburse the licensor for past patent costs. Aggregate future milestone costs could reach $1,500,000 if the drug successfully completes Phase II and III clinical trials and is approved for sale and marketing by the US FDA. Future milestones on sales revenue are $1 million on the first $20 million in sales revenue, $2 million in the first-year cumulative sales revenue exceeds $100 million, $10 million in the first-year cumulative sales revenue exceeds $500 million, and $20 million in the first-year cumulative sales revenue exceeds $1 billion. As of December 31, 2023 and 2022, the balance of accrued expense related to this license agreement was $10,000 and $242,671, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole Prodrug License

On October 13, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. The term of the agreement began on October 13, 2022 and continues until the date of expiration of the last to expire patent, or for 20 years from the effective date of the agreement if no patents are issued. The license can be terminated by the Company upon 90 days’ written notice, or by the licensor in the event of any material breach of the license that is not cured by the Company within 30 days.

In consideration for the rights granted to the Company under the License Agreement JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs totaling $33,265 and will be responsible for reimbursing licensors for future patent costs. Under the terms of the License Agreement, the licensors will be entitled to a four percent (4%) royalty on net sales subject to annual minimums upon first commercial sale of a licensed product, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Sublicense fee amount declines as the Company advances the clinical development of licensed technology. The Company is required to pay minimum annual royalties (MAR) beginning in year 4 of the agreement. The MAR for year 4 will be $5,000, increasing to $10,000 in year 5, $20,000 in year 6, $30,000 in year 7, and $50,000 in year 8 and subsequent years. The Company will be responsible for milestone payments for patent issuance of up to $50,000 and clinical development milestones up to and including approval of an NDA totaling up to $2.3 million. The Company will be required to pay a commercial milestone of $1 million once sales reach $20 million in the US, $2 million when sales in the US reach $100 million, $10 million when US sales reach $500 million, and $20 million when US sales exceed $1 billion.

As of December 31, 2023 and 2022, the balance of accrued expense related to this license agreement was $0 and $133,238, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

On September 26, 2023, the Company announced positive data in a preclinical study investigating the anti-cancer activity of a novel prodrug of mebendazole for the treatment of glioblastoma. The study assessed the relative efficacy of BF-222, a novel formulation of mebendazole that has been evaluated in clinical trials, and BF-223, a novel prodrug of mebendazole with improved solubility and bioavailability relative to BF-222, compared with placebo in mice that had been implanted with tumor cells as a model for human glioblastoma. Animals treated with BF-223 had an average survival time of 27.9 days compared with 27.3 days for mice treated with BF-222 and 23.4 days for mice given placebo. Mice treated with BF-223 were administered 80% of the dose that mice treated with BF-222 received, and improved outcomes for both treatment groups were statistically significant compared to placebo. In addition, animals treated with equivalent doses of BF-222 and BF-223 showed comparable and significant reduction in tumor growth compared to control animals during the study.

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

bfLEAP

The analytics industry and application of AI in healthcare is growing rapidly. Competition exists along the entire continuum of the drug development process from discovery to commercialization and beyond. We believe the weakness of the industry is the quality of the data and we believe bfLEAP provides several competitive advantages, that will position the Company for success, First, bfLEAP is highly scalable and can process data from small to extremely large complex data sets without the need for additional code being developed. Second, it is adept at processing and analyzing incomplete data and making predictions that we do not believe other technologies are capable of doing. Finally, bfLEAP has the ability to extract the most important features for analysis out of extremely large complex data sets using unsupervised machine learning algorithms, thereby greatly simplifying complex problems. Since data quality is a problem that exists in the healthcare industry, we see these as major differentiators. The ability to make predictions, find relationships and patterns and anomalies in extremely large complex data sets has been demonstrated by the Applied Physics Lab in other applications and sectors. Finally, the algorithms used by bfLEAP are proprietary and protected, having been developed at Johns Hopkins University Applied Physics Lab. We believe most of the competitors rely on open-source algorithms and we also believe that we have already demonstrated our superiority via the August 2021 publication in DeepAI.org.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation, and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Other Healthcare Laws

In the United States, biotechnology company activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing, and scientific/educational grant programs have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA) and similar state laws, each as amended, as applicable.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Officer who reports to our Chief Commercial Officer, to manage the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Chief Information Officer. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

The Company’s principal business address is 325 Ellington Blvd, Unit 317, Gaithersburg, MD 20878, and the telephone number at such address is 240-658-6710. Currently, the Company does not own any real property. All of the Company’s employees work virtually.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal or administrative proceedings. Our current officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock and Tradeable Warrants

Our common stock is publicly traded on the Nasdaq Capital Market, or Nasdaq, and began trading under the symbol “BFRG” on February 14, 2023. Our tradeable warrants are traded on Nasdaq and began trading under the symbol “BFRGW” on February 14, 2023.

Holders of Record

As of March 27, 2024 we had 17 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for the development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2023.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on February 16, 2023. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. We initially used a portion of the net proceeds from the IPO, primarily on D&O Insurance, repayment of debt that was not converted in the IPO and accrued expenses for technology access, consultants and compensation. We also used and continue to use the proceeds for costs for operations. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

On February 5, 2024 the Company received net proceeds of approximately $4.9 million dollars from an underwritten public offering of 1,507,139 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 1,507,139 shares of common stock at an offering price of $3.782. The 5 year warrants have an exercise price of $4.16. On February 21, 2024, the underwriters elected to exercise the over-allotment option for the purchase of an additional 218,382 shares of common stock, and the Company received additional net proceeds of approximately $750,000, pursuant to the exercise of the over-allotment.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Bullfrog AI Holdings, Inc. (“Bullfrog”) as of and for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

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

On July 8, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL for the additional technology. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration of the new license, the Company issued to JHU-APL 39,879 shares of common stock. In September 2020 and October of 2021, the Company executed amendments to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the original License Agreement, the Company granted JHU 178,571 warrants exercisable to purchase shares of common stock at $2.10 per share. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and 3% for internally developed drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by annual payments of $75,000, $75,000 and $50,000 in years 2024, 2025 and 2026, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As a result of this Amendment, the minimum annual payments are set to be $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable by royalties.

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

Since completing our IPO on February 14, 2023, aided by the receipt of the IPO proceeds, we have initiated several initiatives: Investor relations and marketing to promote and raise awareness of the company in the financial and business sectors, research and development, collaboration with J Craig Venter Institute and in the quarter ended September 30, 2023, completed a preclinical study for our Mebendazole prodrug program. The Company is actively engaged in developing and seeking out new intellectual property as it strives to continuously evolve its AI/ML platform. Additionally, the Company has engaged a business development firm specializing in the biopharmaceutical industry to seek and secure a strategic development partner for our Mebendazole program.

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

In February 2024 the Company received net proceeds of approximately $4.9 million dollars from an underwritten public offering of 1,507,139 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 1,507,139 shares of common stock at an offering price of $3.782. The 5 year warrants have an exercise price of $4.16. On February 21, 2024, the underwriters elected to exercise the over-allotment option for the purchase of an additional 218,382 shares of common stock, and the Company received additional net proceeds of approximately $750,000, pursuant to the exercise of the over-allotment. In the absence of significant revenues in 2024 the Company believes that its capital resources are sufficient to fund planned operations for more than 12 months from the date of this filing.

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

Results of Operations

For the years ended December 31, 2023 and 2022

Revenue and Costs of Goods Sold

We recognized $65,000 and $10,000 in revenue and $5,200 and $800 in costs of goods sold during the years ended December 31, 2023 and 2022, respectively.

	Year ended December 31,		Net Change
	2023	2022
Operating expenses:
Research and development	$1,432,614	$609,270	$823,344
General and administrative	3,994,710	1,855,731	2,138,979
Total operating expenses	$5,427,324	$2,465,001	$2,962,323

Research and Development

Our research and development expenses for the year ended December 31, 2023 increased by $823,344 compared to the same period ended December 31, 2022, primarily due to the inclusion of the cost of salaries and consulting fees in 2023 as we initiated our collaboration with J Craig Venter Institute and completion of a preclinical study for our Mebendazole prodrug program, as well as the cost of acquiring access to additional technology from JHU-APL related to bfLEAP™ pursuant to Amendment 1 of the July 2022 License Agreement. In 2022, the majority of the research and development expenses were directly related to the acquisition of two drug development product candidates including Mebendazole.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2023 increased by $2,138,979, compared to the same period ended December 31, 2022, primarily due to higher salary and consulting costs reflecting an increased level of service as well the initiation of investor relations and marketing efforts and the transition of our accounting and financial reporting process to support a public company. The 2023 period also reflects approximately $120,000 in recruiting fees related to staff additions.

Other Income (Expense), Net

Interest expense decreased $268,056 for the year ended December 31, 2023, compared to the same period ended December 31, 2022 due to the majority of our debt converting or being paid off in the first quarter of 2023. The loss on the conversion of notes of $92,959 for the year ended December 31, 2023 was due to the conversion of the convertible notes. Other income increased by $183,244 due to interest earned on our IPO proceeds which we hold in an overnight sweep account.

Liquidity and Capital Resources

In 2022, the Company received net proceeds from the sale of Convertible Bridge Notes of approximately $1,016,000 and repaid the unsecured promissory notes sold in 2021 in the amount of $49,000. The Company sold one additional promissory note and received net proceeds of $100,000 in January 2023.

For the year ended December 31, 2022, the Company used approximately $911,000 on operating activities versus approximately $382,000 for the same period in 2021. The 2022 cash use included approximately $548,000 in salaries, approximately $634,000 in consulting and professional fees including legal, accounting and auditing fees, as well as consulting fees for operational activities and approximately $609,000 in technology license fees, patent cost reimbursements and minimum annual royalties which has been recorded as a research & development expense.

Through December 31, 2023, the Company has an accumulated deficit of approximately $9,755,000 and funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates and the increased costs of operating as a public company. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance, and investor relations costs.

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

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of post reverse split common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing were determined using a $25 million dollar company valuation immediately before the IPO.

Between April 5 and April 13, 2023, the holders of warrants exercised 436,533 warrants for common stock at various exercise prices and the Company received proceeds of approximately $1,495,000.

In the absence of revenues in 2024 management believes the company’s capital resources are sufficient to fund planned operations for substantially longer than 12 months from the date of this filing.

Consolidated Cash Flow Data

	Year ended December 31,		Net Change
	2023	2022
Net cash (used in) provided by
Research and development Operating activities	$(6,001,299)	$(910,890)	$(5,090,409)
General and administrative Investing activities	-	(8,744)	8,744
Financing activities	8,568,359	967,290	7,601,069
Net increase in cash and cash equivalents	$2,567,060	$47,656	$2,519,404

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 increased by $5,090,409 compared to the same period ended December 31, 2022 primarily due to paying down accrued expenses for technology access, consultants, and compensation in 2023, coupled with increased operating costs, including D&O insurance premiums.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the year ended December 31, 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 increased by $7,601,069, compared to the same period ended December 31, 2022 primarily due to the completion of our Initial Public Offering in February 2023 and proceeds received pursuant to warrant exercises.

Critical Accounting Policies

In Footnote 2 of our Audited Financial Statements for the year ended December 31, 2023 found elsewhere in this filing, we included a discussion of the most critical accounting policies used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the completion of the 2023 audit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Financial Operations Overview

Revenue

While we generated our first revenues in late 2022 from our services provided to a pharmaceutical customer, in the third quarter of 2023 we completed our first commercial service contract and recognized revenue in the amount of $65,000. We have service contracts with two organizations and currently have multiple discussions underway, although there can be no assurance of entering into additional service agreements and business relationships in 2024.

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

General and Administrative Expenses

In anticipation of the IPO, a management team with deep industry experience was identified and engaged as employees and consultants to assist the Company in preparing for the IPO and subsequently, to operate and function as a public company. Through 2022, the primary activities included: technology evaluation, acquisition, and validation, capital acquisition and business development activities which in general, have readied the Company for contract services while exploring strategic partnering and asset acquisition as noted above. In February 2023, the Company achieved its objective of completing an IPO and listing on NASDAQ. Our 2023 general and administrative expenses are significantly higher than our 2022 general and administrative expenses due to several factors. The primary increases in 2023 relate to new costs associated with being a public company such as D&O insurance, professional services engaged to support SEC compliance as well as higher salary and consulting expenses as we have hired additional staff and consultants. We have also increased our business development, investor relations and marketing efforts. We anticipate that our general and administrative expenses may increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to use the extended transition period to comply with new or revised accounting standards. This may make it difficult to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this disclosure is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are transitioning to and will maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as provided in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. We will periodically review the design and effectiveness of our disclosure controls and procedures, including compliance with various laws and regulations that apply to our operations. We will make modifications to improve the design and effectiveness of our disclosure controls and procedures and may take other corrective action if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we will apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position(s)
Executive Officers:
Vin Singh	55	Chief Executive Officer and Director
Dane Saglio	66	Chief Financial Officer
Non-Executive Directors:
Don Elsey	70	Director and Chair Audit Committee
William Enright	60	Director and Chair of Compensation Committee
Jason Hanson	54	Director and Chair of Nominating and Corporate Governance Committee

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

R. Don Elsey has been a director and chair of the Audit Committee of our board since February 14, 2023. Currently, Mr. Elsey is the Audit Chair of OpGen, Inc., a precision medicine company. Mr. Elsey was the CFO of Lyra until his retirement in December 2020. Previously, from February 2015 to February 2019, Mr. Elsey served as Chief Financial Officer at Senseonics, Inc., a medical device company. From May 2014 until February 2015, Mr. Elsey served as Chief Financial Officer of Regado Biosciences, Inc., a biopharmaceutical company. From December 2012 to February 2014, Mr. Elsey served as Chief Financial Officer of LifeCell Corporation, a privately held regenerative medicine company. Mr. Elsey holds a B.A. in economics and an M.B.A. in finance from Michigan State University. We believe that Mr. Esley is qualified to serve as a member of our board of directors because of his extensive professional experience in science and biotechnology companies.

William “Bill” Enright has been a director and chair of the Compensation Committee of our board since February 14, 2023. He is a seasoned biotech executive with more than thirty-four years of experience in building and financing both privately held and publicly held companies and He is currently the CEO and a Director of Barinthus Biotherapurtics plc (NASDAQ: BRNS), which he helped to take public in April 2021. Prior to Barinthus, Bill spent more than ten years at Altimmune (NASDAQ: ALT) as a Director, President & CEO, moving multiple programs into clinical testing, completing several acquisitions, and eventually taking the company public. Prior to joining Altimmune, Bill spent six years with GenVec, Inc. (acquired by Precigen) with increasing responsibilities, culminating as Head of Business Development. Bill brings a breadth of experiences in a variety of positions within the life science/biotech industry, including time as a consultant, a bench scientist and 12 years with Life Technologies, Inc. (acquired by Thermo-Fisher), working in various senior level licensing, business management, manufacturing and research roles. Bill received a Master of Arts in Molecular Biology from SUNY at Buffalo and a Master of Science in Business Management from Johns Hopkins University. We believe that Mr. Enright is qualified to serve as a member of our board of directors because of his extensive professional experience in life science/biotech companies and in the management of public companies.

Jason Hanson has served as a director and chair of the Nominating and Corporate Governance Committee since February 14, 2023. Mr. Hanson has served as Chief Executive Officer and as a Director of enGene Inc. since July 2018. He also served as President of enGene Inc. from July 2018 to December 2022. Mr. Hanson effectively re-launched enGene from a small private company working in the GI discovery space into a clinical stage gene therapy oncology company trading on Nasdaq, implementing a new scientific, technical and strategic vision for the Company. From August 2016 to November, 2017, Mr. Hanson served as President and Chief Executive Officer of Ohana Biosciences, a biotechnology company based in Cambridge, MA, and as member of the Ohana Board of Directors and consultant to Ohana from November 2017 to June 2018. Mr. Hanson previously served as Executive Vice President and Chief Strategy Officer for NuVasive, Inc. from November 2015 to August 2016. Mr. Hanson served as Corporate Vice President of General Electric Company and member of the senior executive team of GE Healthcare, a global pharmaceutical, medical device and healthcare services business from May 2014 to October 2015. In January 2013, Mr. Hanson served as Company Group Chairman and Executive Vice President of Valeant Pharmaceuticals International, Inc. (now Bausch Health Companies Inc.). Previously, he served in various roles at Medicis Pharmaceutical Corporation, including as Executive Vice President and Chief Operating Officer between July 2006 and December 2012. Mr. Hanson also served in numerous roles at GE Healthcare, including General Counsel roles, from April 1999 to July 2006. Mr. Hanson holds a B.S. from Cornell University and a J.D. from Duke University School of Law.

Board Diversity

The table below provides certain information regarding the diversity of our board of directors as the date of this annual report.

Board Diversity Matrix
Country of Principal Executive Offices:	United States
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	N/A
Total Number of Directors	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	0	4	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	N/A
LGBTQ+	[*]
Did Not Disclose Demographic Background	[*]

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While the Board has continued its efforts to identify candidates that have such experience, they have currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

Role of Board of Directors in Risk Oversight Process

The board of directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting by the Audit Committee. The information set forth in Item 1C is incorporated herein by reference.

Director Independence

Messrs. Elsey, Enright and Hanson, three members of our Board of Directors, are independent using the definition of independence under Nasdaq Listing Rule 5605(a)(2) and the standards established by the SEC.

Committees of our Board

Audit Committee

Our audit committee consists of Don Elsey, William Enright and Jason Hanson, with Mr. Elsey serving as chair. Our board of directors has affirmatively determined that each meets the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules, and qualify as a financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the pertinent listing standards of Nasdaq, as in effect from time to time. In making this determination, our board of directors has considered the members’ formal education and previous and current experience in financial roles. Our board of directors has adopted a written charter for the audit committee, which can be found on our website at https://ir.bullfrogai.com/corporate-governance/governance-documents.

The audit committee is appointed by the board of directors to assist the board of directors in its duty to oversee the Company’s accounting, financial reporting, and internal control functions and the audit of the Company’s financial statements. The role of the audit committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the Company’s independent auditor, including the independent auditor’s independence, the performance of the Company’s internal audit function; and the Company’s compliance with legal and regulatory requirements. The Audit Committee met four times in 2023.

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

Nominating & Corporate Governance Committee

Our nominating and corporate governance committee consists of Jason Hanson, William Enright and Don Elsey, with Mr. Hanson serving as chair. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which can be found on our website at https://ir.bullfrogai.com/corporategovernance/governance-documents.

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

Term of office

All directors hold office until the next annual meeting of the stockholders of the company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of our Board.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, employees or persons performing similar functions. Our code of ethics can be found at https://ir.bullfrogai.com/corporate-governance/governance-documents.

Clawback Policy

On December 1, 2023, the Board adopted the BullFrog AI Clawback Policy (the “Clawback Policy”), effective December 1, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy has been filed herewith, and can also be found at www.bullfrogai.com.

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

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

Nomination Process

As of December 31, 2023, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the insider trading policy is attached as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all plan and non-plan compensation for the last two fiscal years paid to individuals who served as the Company’s principal executive officers and the Company’s two other most highly compensated executive officers serving as executive officers at the end of the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to these individuals collectively as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total Compensation
Vininder Singh	2023	$707,666	$-	$-	$-	$-	$-	$-	$707,666
Chief Executive Officer and Director	2022	$179,000	$-	$-	$-	$-	$-	$-	$179,000

Dane Saglio	2023	$310,000	$50,000	$-	$147,000	$-	$-	$-	$507,000
Chief Financial Officer	2022	$30,000	$-	$-	$-	$-	$-	$-	$30,000

Employment Agreements

On May 16, 2022, we entered into an employment agreement with Vininder Singh, pursuant to which he will receive received an annual base salary of $400,000, which is subject to bi-annual review by the Company. Mr. Singh will also be eligible for an annual bonus based on the achievement of certain goals and performance criteria established by the Board. Mr. Singh’s target annual bonus for the fiscal years ended 2022 through 2025 will be a minimum of twenty (20%) percent of the current base salary, with a maximum payout of up to one-hundred (100%) percent based on target achievement. For 2023, the criteria to determine Mr. Singh’s bonus will include the following: (i) the Company achieves $500,000 in sales; (ii) the filing of an Investigational New Drug (IND) Application with the FDA for mebendazole; (iii) the Company enters into two (2) strategic partnerships; and (iv) the Company commences partner negotiations with a third party for HSV-1, bf-114 or bf-222. Mr. Singh will also be eligible to participate in the Company’s stock incentive plan, subject to Board approval. The agreement with Mr. Singh shall continue until either his resignation, termination for cause by the Company, or death or disability of Mr. Singh.

Director Compensation

The following table summarizes the compensation paid to our executive and non-executive directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	All Other Compensation	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total Compensation
Vininder Singh(3)	$-	$-	$-	$-	$-	$-	$-
Don Elsey	$39,375	$-	$197,200	$-	$-	$-	$236,575
William Enright	$39,375	$-	$197,200	$-	$-	$-	$236,575
Jason Hanson	$39,375	$-	$197,200	$-	$-	$-	$236,575

(1) Represents cash compensation for service as a director and as chair of a board committee during the fiscal year 2023.

(2) Represents annual value of stock options issued during fiscal year 2023 under our 2022 Equity Incentive Plan.

(3) Mr. Singh did not receive additional compensation for his service as a director of our Company during the fiscal year 2023.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors, executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Equity Compensation Plans

On November 30, 2022, our Board of Directors and shareholders adopted the 2022 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The exercise price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our compensation committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market of such share of common stock on the date the award is granted, subject to adjustment and conditions further described in the Plan. Our compensation committee shall also have sole authority to set the terms of all awards at the time of grant. As of December 31, 2023, there are 441,500 shares available under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2023. This table includes unexercised and unvested options and equity awards.

Outstanding Equity Awards as of December 31, 2023
Option Awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dane Saglio	March 17, 2023	43,750	31,250	-	$2.80	March 17, 2033

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2024 by:

●	each of our named executive officers;

●	each of our directors;

●	all of our current directors and named executive officers as a group; and

●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 27, 2024, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 7,850,550 shares of common stock issued and outstanding as of March 27, 2024.

Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o Bullfrog AI Holdings, Inc., 325 Ellington Blvd., Unit 317, Gaithersburg, MD 20878.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:

Vininder Singh Chief Executive Officer and Director (1)	2,618,779	33.25%

Dane Saglio Chief Financial Officer(2)	112,818	1.43%

R. Don Elsey (3)	23,332	-

William Enright (3)	23,332	-

Jason Hanson (3)	23,332	-

All officers and directors as a group (5 persons)	2,801,593	34.97%

Beneficial owners of more than 5%

Tivoli Trust (4)	904,391	10.40%

●	Less than 1%

(1)	Comprised of 2,592,446 shares of Common Stock and 26,333 Stock Options exercisable within 60 days.
(2)	Comprised of 47,142 shares of Common Stock and 65,676 Stock Options exercisable within 60 days. Comprised of 23,332 Stock Options exercisable within 60 days.
(4)	Comprised of 73,449 shares of non-voting Series A Preferred Stock, 115,185 warrants exercisable at $2.50 per shares and 54,714 shares of Common Stock. Assumes the conversion of all Series A Preferred Stock into common stock in an amount equal to ten shares of common stock for each one share of Series A Preferred Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 19, 2021, the company entered into a convertible loan agreement with a related party, with a principal balance of $99,900 at 9% interest. The noteholder has the right to convert the principal and interest into common shares of the Company. This loan included an original issuance discount of 5% and included 99,900 Warrants at an exercise price of $1, exercisable for 5 years from the issue date on the face of the Warrant. The maturity date of the loan was February 19, 2022. In May 2022, the Company and the note holder agreed to cancel and void previous warrants and entered into a new agreement for 115,185 warrants with an exercise price of $2.50. As of December 31, 2022, the $99,900 principal and the $4,950 overpayment of the note remained outstanding and had accrued interest of $12,463. The warrants discussed above were initially discounted against the notes, subsequent to year end December 31, 2021, they were deemed voided and new warrants in accordance with the new terms were issued. We assessed the differences in fair value and determined that they were de minimis and expensed the full value of the new warrants. The noteholder elected to convert the loan into 21,747 shares of common stock (post reverse stock split) upon the Company’s IPO in February 2023.

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

Policies and Procedures for Related Party Transactions

For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director, or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees billed by M&K CPAs for the fiscal years ended December 31, 2023 and 2022, inclusive of out-of-pocket expenses.

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

	Year Ended December 31,
Fee Category	2023	2022
Audit fees(1)	$35,200	$52,450
Audit-related fees(2)	36,550	12,150
Tax fees(3)	-	-
All other fees(4)	-	-
Total fees	$71,750	$64,600

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.
(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statement on Form S-1 in connection with our initial public offering.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees related to engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to Consolidated Financial Statements on page F-1 of this Annual Report, which is incorporated into this Item by reference.

b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and WallachBeth Capital LLC dated February 14, 2023, incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023.
3.1	Amended and Restated Articles of Incorporation of Bullfrog AI Holdings, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
3.2	Bylaws of Bullfrog AI Holdings, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.1	Acquisition Agreement with Bullfrog AI, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.2	Advisor Agreement between the Company and Greentree Financial Group, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.3	Consulting Agreement between the Company and Garrett Newman incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.4	Employment Agreement with Vininder Singh incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.5	Patent License Agreement between the Company and George Washington University, dated January 14, 2022 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.6	Exclusive License Agreement between the Company and Johns Hopkins University, dated February 22, 2022 incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.7	License Agreement between the Company and Johns Hopkins Applied Physics Laboratory LLC, dated July 8, 2022 incorporated by reference to Exhibit 10.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.8	License Agreement between the Company and Johns Hopkins Applied Physics Laboratory LLC, dated February 7, 2018 incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.9	License Agreement between the Company and Johns Hopkins University (JHU) and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences, dated October 13, 2022 incorporated by reference to Exhibit 10.9 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.10	2022 Equity Compensation Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2023.
14 ●	Code of Ethics
19 ●	Insider Trading Policy
21.1	List of significant subsidiaries of Bullfrog AI Holdings, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
23.1	Consent of M&K CPAS PLLC, an independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97 ●	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

●	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	Bullfrog AI Holdings, Inc.

	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Vininder Singh	Chief Executive Officer and Chairman	March 29, 2024
	Vininder Singh	(Principal Executive Officer)

By:	/s/ Dane Saglio	Chief Financial Officer	March 29, 2024
	Dane Saglio	(Principal Financial and Accounting Officer)

By:	/s/ Don Elsey	Director	March 29, 2024
R. Don Elsey

By:	/s/ William Enright	Director	March 29, 2024
William Enright

By:	/s/ Jason Hanson	Director	March 29, 2024
Jason Hanson

BULLFROG AI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bullfrog AI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bullfrog AI Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for flows for the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 29, 2024

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,624,730	$57,670
Prepaid expenses	145,882	15,000
Total current assets	2,770,612	72,670

Property and equipment, net	5,974	7,699
Total assets	$2,776,586	$80,369

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$103,656	$543,993
Accrued expenses	80,694	982,988
Deferred revenue	-	32,000
Convertible notes	-	1,323,890
Convertible notes - related party	-	254,850
Total current liabilities	184,350	3,137,721
Total liabilities	$184,350	$3,137,721

Stockholders’ equity (deficit):
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding, as of December 31, 2023 and 2022.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 6,094,644 and 4,021,935 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	61	40
Additional paid-in capital	12,347,098	1,341,662
Accumulated deficit	(9,754,924)	(4,399,055)
Total stockholders’ equity (deficit)	2,592,236	(3,057,352)
Total liabilities and stockholders’ equity (deficit)	$2,776,586	$80,369

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue:
Revenue, net Revenue	$65,000	$10,000
Total revenue	65,000	10,000

Cost of goods sold:
Cost of goods sold	5,200	800
Total cost of goods sold	5,200	800

Gross profit	59,800	9,200

Operating expenses:
Research and development	1,432,614	609,270
General and administrative	3,994,710	1,855,731
Total operating expenses	5,427,324	2,465,001

Loss from operations	(5,367,524)	(2,455,801)

Other income (expense), net
Interest expense, net	(79,089)	(347,145)
Loss on conversion of notes	(92,959)	-
Interest income	183,703	459
Total other income (expense), net	11,655	(346,686)
Net loss	$(5,355,869)	$(2,802,487)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.89)	$(0.70)
Weighted average number of shares outstanding - basic and diluted	6,049,819	4,009,852

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2021	-		$-	4,622,789	$46	$587,415	$(1,596,568)	(1,009,107)
Imputed interest	-		-	-	-	9,221	-	9,221
Stock-based compensation	-		-	-	-	340,152	-	340,152
Reclassification of warrant	-		-	-	-	(11,097)	-	(11,097)
Conversion of convertible notes	-		-	205,984	2	226,136	-	226,138
Shares cancellation				(112,225)	(1)	1	-	-
Shares issuance for license	-		-	39,879	-	189,828	-	189,828
Common stock converted to Series A Preferred Stock	73,449		1	(734,492)	(7)	6	-	-
Net loss	-		-	-	-	-	(2,802,487)	(2,802,487)
Balance at December 31, 2022	73,449		1	4,021,935	40	1,341,662	(4,399,055)	(3,057,352)
Stock-based compensation	-		-	-	-	631,533	-	631,533
Issuance of common stock (initial public offering), net of issuance costs	-		-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-		-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-		-	331,166	3	1,535,612	-	1,535,615
Issuance of common stock pursuant to warrant exercises		-	-	436,533	4	1,494,654	-	1,494,658
Net loss	-		-	-	-	-	(5,355,869)	(5,355,869)
Balance at December 31, 2023	73,449		$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,355,869)	$(2,802,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,725	1,045
Stock-based compensation	631,533	340,152
Shares issued for license	-	189,828
Shares issued for services	50,000	-
Loss on conversion of notes	92,959	-
Amortization of debt discount	20,000	214,429
Imputed interest	-	9,221
Changes in operating assets and liabilities:
Prepaid expense	(130,882)	(15,000)
Accounts payable	(440,337)	475,399
Accrued expenses	(838,428)	373,273
Accrued expenses - related party	-	281,250
Deferred revenue	(32,000)	22,000
Net cash used in operating activities	(6,001,299)	(910,890)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,744)
Net cash used in investing activities	-	(8,744)

Cash flows from financing activities:
Proceeds from issuance of common stock (initial public offering), net of issuance costs	7,293,651	-
Proceeds from exercise of warrants	1,494,658	-
Proceeds from convertible notes payable	-	1,016,290
Proceeds from notes payable	100,000	-
Payments of notes payable	(319,950)	-
Repayment of note payable and interest - related party	-	(49,000)
Proceeds from short term insurance financing	697,534
Payments of short term insurance financing	(697,534)	-
Net cash provided by financing activities	8,568,359	967,290

Net increase in cash and cash equivalents	2,567,060	47,656

Cash and cash equivalents, beginning of period	57,670	10,014
Cash and cash equivalents, end of period	$2,624,730	$57,670

Supplemental cash flow information:
Cash paid for interest	$93,916	$5,757
Cash paid for taxes	-	-

Supplemental non-cash activity
Reclassification of warrant	$-	$11,097
Issuance of common stock upon conversion of notes payable	$1,535,615	$-
Conversion of convertible note payable	$-	$226,138
Cancellation of common stock	$-	$8

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

1. Organization and Nature of Business

Description of Business

Bullfrog AI Holdings, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All of our operations are currently conducted through BullFrog AI Holdings, Inc., which began operations on February 6, 2020. We are a company focused specifically on advanced AI/ML-driven analysis of complex data sets in medicine and healthcare. Our objective is to utilize our platform for precision medicine approach to drug asset enablement through external partnerships and selective internal development.

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

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). In February 2024 the Company received net proceeds of approximately $4.9 million dollars from an underwritten public offering of 1,507,139 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 1,507,139 shares of common stock at an offering price of $3.782. The 5 year warrants have an exercise price of $4.16. On February 21, 2024, the underwriters elected to take an overallotment of 218,382 common shares and the Company received net proceeds of approximately $750,000. In the absence of significant revenues in 2024 the Company believes that its capital resources are sufficient to fund planned operations for more than 12 months from the date of this filing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bullfrog AI Holdings, Inc. and our wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

On February 13, 2023, we completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, recoverability of deferred tax assets and certain other of our accrued liabilities. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue based on the following five step model:

●	Identification of the contract with a customer

This step outlines the criteria that must be met when establishing a contract with a customer to supply goods or services.

●	Identification of the performance obligations in the contract

This step describes how distinct performance obligations in the contract must be handled.

●	Determination of the transaction price

This step outlines what must be considered when establishing the transaction price, which is the amount the business expects to receive for transferring the goods and services to the customer.

●	Allocation of the transaction price to the performance obligations in the contract

This step outlines guidelines for allocating the transaction price across the contract’s separate performance obligations, and is what the customer agrees to pay for the goods and services.

●	Recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue can be recognized as the business meets each performance obligation. This step specifies how that should happen.

Contract Services

The Company anticipates that the majority of revenues to be recognized in the near future will result from our fee for service partnership offering, designed for biopharmaceutical companies, as well as other organizations, of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary Artificial Intelligence / Machine Learning platform called bfLEAP™. This platform is designed to predict targets of interest, patterns, relationships, and anomalies. The Company believes that there will be additional on-going work requested from partners therefore the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company receives a cash fee and in some instances the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

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

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash. As of December 31, 2023 and 2022, cash balances were $2,624,730 and $57,670, respectively.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

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

The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.

Stock-Based Compensation

Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Net Loss per Share

We calculate basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents in the period, including unvested stock options and warrants. As we have reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share as their effect would be antidilutive.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2024-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Property and Equipment

Property and equipment consisted of $8,744 of equipment and has accumulated depreciation of $2,770 and $1,045, as of December 31, 2023 and 2022, respectively.

Depreciation expense totaled $1,725 and $1,045 in the years ended December 31, 2023 and 2022, respectively.

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

5. Convertible Notes – Related Party

SAFE Agreement

On July 8, 2021, the Company entered into a Simple Agreement for Future Equity (SAFE), with a related party, at a purchase price of $150,000. The SAFE provided for no interest and terminated after conversion upon completion of the Company’s IPO. The SAFE provided for automatic conversion into the number of shares of SAFE Preferred Stock equal to the Purchase Amount divided by the Conversion Price, defined as either: (1) the SAFE Price (the price per share equal to the Post-Money Valuation Cap divided by the Company Capitalization) or (2) the Discount Price (the price per share of the Standard Preferred Stock sold in the Equity Financing multiplied by the Discount Rate),whichever calculation results in a greater number of shares of SAFE Preferred Stock.

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

6. Related Party

During the year ended December 31, 2023, the Company issued 75,000 stock options to its Chief Financial Officer for services rendered.

During the year ended December 31, 2021, the Company issued 29,286 common stock options to related parties for services rendered. The options have an original life of 10 years and vest over different periods for up to 24 months. During the years ended December 31, 2023 and 2022, the Company recognized $1,707 and $1,803, respectively of stock-based compensation related to these options.

At various times in 2021, the Company entered into unsecured short term loan agreements with a related party for an aggregate principal balance of $49,000, each with a one-year maturity date, accruing interest at 5% and imputing an additional 1% interest. The full amount of the loans and interest was repaid in 2022.

7. Notes Payable

In January 2023 the Company entered into a short-term note payable with a principal balance of $100,000, an original discount of 20% and a 9% interest rate. The note was paid in its entirety in February 2023.

In February 2023, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provides for financing of $697,534 of the premium, repayments in 10 equal monthly installments of $71,485 each through December 2023 and accrued interest at 6.5%. The financing was repaid during 2023.

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

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001. During the year ended December 31, 2022, the Company:

●	Exchanged 734,429 shares of common stock for shares of Series A Convertible Preferred stock as noted above,
●	Issued 205,984 shares of common stock pursuant to a conversion of $226,138 worth of convertible notes principal and interest,
●	Cancelled 112,225 shares of common stock as the change in number of shares issued as part of the cancellation of the prior agreements and new agreements with advisors, and
●	Issued 39,879 shares of common stock pursuant to a license agreement valued at $189,828.

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

In connection with the IPO, in February 2023, the Company completed a 1-for-7 reverse split of our common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

In February 2023, the Company issued 7,692 shares of common stock for consulting services and recognized $50,000 of compensation expense related to these shares.

In the second quarter of 2023, we issued 436,533 shares of common stock following the exercise of 436,533 warrants for proceeds of $1,494,658.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of December 31, 2023 and December 31, 2022, 3,521,880 and 927,373 warrants were not included in the calculation of net loss per share, respectively. In addition, 527,717 and 69,217 options for common shares were not included in the calculation of net loss per share, respectively.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorizes an initial maximum number of shares underlying awards of 900,000 with an automatic annual 15% increase beginning in 2024. As of December 31, 2023, there were 441,500 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	468,571	$3.32	7.4	$-
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	(399,354)	$-
Outstanding at December 31, 2022	69,217	$3.06	7.1	$-
Granted	458,500	$4.34
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at December 31, 2023	527,717	$4.17	9.0	$112,141
Vested at December 31, 2023	255,826	$4.01	8.5	$62,193

The fair value of options granted in the year ended December 31, 2023 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

2023
Expected dividend yield	0%
Expected volatility	87% - 92%
Risk-free interest rate	3.4% - 4.4%
Expected life (in years)	5.0 - 6.0

●	Volatility - The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $3.15. The total grant-date fair value of options granted and vested during the year ended December 31, 2023 was approximately $1,445,200 and $585,500, respectively.

No options were exercised in any of the periods presented.

During the years ended December 31, 2023 and 2022, the Company recognized $592,268 and $2,010, respectively of compensation expense related to stock options.

As of December 31, 2023, the total unrecognized compensation expense related to unvested stock options, was approximately $861,000, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Warrants

During the years ended December 31, 2023 and 2022, the Company granted a total of 3,195,906 and 415,247 warrants, respectively. The warrants have an original life of ten years and vest over varying periods up to 24 months from the grant date. During the year ended December 31, 2023, warrants to purchase 27,867 shares vested and had a fair value of $39,265. During the year ended December 31, 2022, 350,908 shares of warrants vested and amended with a fair value of $337,269, 51,941 shares of warrants were reclassified with a fair value of $11,097, and 42,057 shares of warrants with a fair value of $1,883 were forfeited.

During the year ended December 31, 2021, the Company granted a total of 431,659 warrants. Of this amount, 200,000 warrants, with a fair value of $12,462, were granted to advisors related to the Company’s IPO objective. The warrants have an original life of five years and vest 30 days before the intended IPO. During the year ended December31, 2021, 0 shares of these warrants were vested. As of June 30, 2022, the warrants for 200,000 shares were cancelled and voided per agreement of the warrant holder and the Company. There was no gain or loss recognized due to this cancellation.

During the year ended December 31, 2021, the Company issued 92,859 warrants with a fair value of $12,980, in connection with convertible bridge debt agreements with multiple parties including a related party. The warrants had an original life of five years. During the period ending June 30, 2022, the Company determined that 50,735 warrants, with a fair value of $11,097, should not have been issued. The fair value was reclassified to additional paid in capital. In May 2022, the Company and the noteholders agreed to cancel and void the previous 99,000 warrants and entered into a new agreement for 115,185 warrants and the exercise price increased to $2.50 from $1.00, with a fair value of $15,412. In May 2022, the Company and the note holders agreed to cancel and void the previous 195,000 warrants and entered into a new agreement for 225,000 warrants with an exercise price of $2.50, with a fair value of $64,978.

The 92,859 warrants discussed above were initially discounted against the notes, subsequent to the year ended December 31, 2021, they were deemed voided and these individuals were issued new warrants in accordance with the new terms as stated above. We assessed the differences in fair values and determined the values were de minimis and expensed the full value of the new warrants.

During the year ended December 31, 2023, the Company issued the following warrants:

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

The following table provides details over the Company’s outstanding warrants including those issued as consideration for services and those issued in conjunction with transactions as of December 31, 2023:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.10 - $2.66	2026 - 2032	460,445
$3.36 - $4.27	2028 - 2029	115,277
$6.51 - $7.80	2026 - 2032	1,484,929
$8.125	2027 - 2028	1,461,227
		3,796,164

During the years ended December 31, 2023 and 2022, the Company recognized $39,265 and $338,142, respectively of compensation expense related to certain warrants.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the years ended December 31, 2023 and 2022:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	885,373	$2.59	7.4	$2,147
Granted	56,629	$3.87
Exercised	-	$-
Forfeited / canceled	(263,826)	$5.50
Outstanding at December 31, 2022	678,176	$1.57	7.6	$2,131,123
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Vested at December 31, 2023	671,789	$1.56	6.6	$1,205,305

The fair value of options granted in the years ended 2022 were estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

2022
Expected dividend yield	0%
Expected volatility	89%
Risk-free interest rate	1.86% - 1.97%
Expected life (in years)	10

●	Volatility - The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

No warrants were issued in the year ended December 31, 2023.

As of December 31, 2023, the total unrecognized compensation expense related to unvested warrants was approximately $3,000, which the Company expects to recognize over a weighted-average period of approximately 0.2 years.

The total grant-date fair value of warrants vested during the year ended December 31, 2023 was approximately $39,300.

9. Income Taxes

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$1,432,634	$924,000
Capitalized research and development	283,353	-
Stock-based compensation	175,213	-
Intangibles	173,273	-
Other	9,438	-
Total deferred tax assets	2,073,911	924,000
Valuation allowance	(2,073,459)	(924,000)
Net deferred tax asset	452	-
Deferred tax liabilities:
Property and equipment	(452)	-
Total deferred tax liabilities	(452)	-
Net deferred tax asset / (liability)	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing, and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,151,827 and $585,000 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6.1 million and a total state net operation loss carryforward of approximately $2 million. The net operating loss carryforwards do not expire and may be used to offset future taxable income. Utilization of some of the federal and state net operating loss carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management, based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

We have incurred net operating losses since inception and we do not have any significant unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. If we are eventually able to recognize our uncertain positions, our effective tax rate would be reduced. We currently have a full valuation allowance against out net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Any adjustments to our uncertain tax positions would result in an adjustment of our net operating loss or tax credit carry forwards rather than resulting in a cash outlay.

We file income tax returns in the U.S. and certain state jurisdictions. We are not currently under examination in these jurisdictions for any tax year. The Company’s tax years beginning with 2020 are open tax years. Because of net operating losses and research credit carryovers, substantially all of our tax years remain open to examination.

The Company did not have unrecognized tax benefits as of December 31, 2023 and 2022, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows:

December 31,
2023
U.S. Federal statutory tax rate	21.0%
Stock-based compensation	(1.1)
Other	(3.3)
Change in valuation allowance	(16.6)
-%

10. Material Agreements

JHU-APL Technology License

On February 7, 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the technology. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, the license also includes modifications and improvements. In October of 2021, the Company executed an amendment to the original license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the License Agreement JHU received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which shall be diluted following the closing of the IPO. Under the terms of the License Agreement, JHU will be entitled to eight percent (8%) royalty on net sales for the services provided by the Company in which the JHU licensed technology was utilized, as well as fifty percent (50%) of all sublicense revenues received by the Company. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 for 2024 and beyond, if cumulative annual royalty payments do not reach these levels, the amount due to JHU to reach the annual minimum is due by January 31st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and upon notice from JHU of a material breach, the Company shall have 60 days to cure the material breach. On July 8, 2022, the company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 39,879 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally development drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond.

On May 31, 2023, the Company and JHU-APL entered into Amendment number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was due in July 2023 followed by payments of $75,000, $75,000, and $50,000 in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of December 31, 2023, we have accrued $60,000 of the 2023 minimum annual royalty payments.

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

In consideration of the rights granted to the Company under the License Agreement the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of December 31, 2023 and 2022, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement, JHU will receive a staggered Upfront License Fee of $250,000. The initial payment for $50,000 was paid and the remaining balance of $200,000 was paid after the Company completed its IPO. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2023, $10,000 for 2024, $20,000 for 2025, $30,000 for 2026 and $50,000 for 2027 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of December 31, 2023 and 2022, the balance of accrued expense related to this license agreement was $10,000 and $242,671, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

On October 13, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. In consideration for the rights granted to the Company under the License Agreement JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the License Agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2027, $10,000 for 2028, $20,000 for 2029, $30,000 for 2030 and $50,000 for 2031 and each year after until the first commercial sale after which the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of December 31, 2023 and 2022, the balance of accrued expense related to this license agreement was $0 and $133,238, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

11. Commitments and Contingencies

While not assured, management does not believe, based upon information available at this time, that a loss contingency will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Additionally, the Company does not have any material commitments.

12. Subsequent Events

On February 5, 2024 the Company received net proceeds of approximately $4.9 million dollars from an underwritten public offering of 1,507,139 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 1,507,139 shares of common stock at an offering price of $3.782. The 5 year warrants have an exercise price of $4.16. On February 21, 2024, the underwriters elected to take an overallotment of 218,382 common shares and the Company received net proceeds of approximately $750,000.

