Form 10-Q
period 2024-06-30
BullFrog AI Holdings, Inc.
filed 2024-08-07
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock issued and outstanding, as of August 7, 2024 was 7,850,550.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$5,614,088	$2,624,730
Prepaid expenses	457,355	145,882
Total current assets	6,071,443	2,770,612

Property and equipment, net	5,112	5,974
Total assets	$6,076,555	$2,776,586

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$82,016	$103,656
Accrued expenses	268,437	80,694
Short term insurance financing	341,040	-
Total current liabilities	691,493	184,350
Total liabilities	691,493	184,350

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 7,850,550 and 6,094,644 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	79	61
Additional paid-in capital	18,672,120	12,347,098
Accumulated deficit	(13,287,138)	(9,754,924)
Total stockholders’ equity	5,385,062	2,592,236
Total liabilities and stockholders’ equity	$6,076,555	$2,776,586

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Cost of goods sold	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Research and development	513,699	273,671	1,065,825	643,604
General and administrative	1,168,264	1,263,299	2,581,856	2,084,011
Total operating expenses	1,681,963	1,536,970	3,647,681	2,727,615

Loss from operations	(1,681,963)	(1,536,970)	(3,647,681)	(2,727,615)

Other income (expense), net
Interest expense, net	(7,899)	(10,841)	(11,172)	(71,122)
Loss on conversion of notes	-	-	-	(92,959)
Other income, net	78,216	67,413	143,413	85,751
Total other income (expense), net	70,317	56,572	132,241	(78,330)
Net loss	(1,611,646)	(1,480,398)	(3,515,440)	(2,805,945)
Deemed dividend related to warrant exercise price adjustment	-	-	(16,774)	-
Net loss attributable to common stockholders	$(1,611,646)	$(1,480,398)	$(3,532,214)	$(2,805,945)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.20)	$(0.24)	$(0.46)	$(0.51)
Weighted average number of shares outstanding - basic and diluted	8,124,834	6,055,537	7,756,671	5,451,138

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	127,450	-	127,450
Issuance of common stock and warrants, net of issuance costs	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Net loss	-	-	-	-	-	(1,325,547)	(1,325,547)
Balance at March 31, 2023	73,449	1	5,658,111	57	10,348,361	(5,724,602)	4,623,817
Stock-based compensation	-	-	-	-	262,267	-	262,267
Issuance of common stock pursuant to warrant exercises	-	-	436,533	4	1,494,654	-	1,494,658
Net loss	-	-	-	-	-	(1,480,398)	(1,480,398)
Balance at June 30, 2023	73,449	$1	6,094,644	$61	$12,105,282	$(7,205,000)	$4,900,344

Balance at December 31, 2023	73,449	$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236
Stock-based compensation	-	-	-	-	335,417	-	335,417
Issuance of common stock and warrants, net of issuance costs	-	-	1,247,092	13	5,674,638	-	5,674,651
Issuance of common stock pursuant to warrant exercises	-	-	508,814	5	105,811	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	16,774	(16,774)	-
Net loss	-	-	-	-	-	(1,903,794)	(1,903,794)
Balance at March 31, 2024	73,449	1	7,850,550	79	18,479,738	(11,675,492)	6,804,326
Stock-based compensation	-	-	-	-	192,382	-	192,382
Net loss	-	-	-	-	-	(1,611,646)	(1,611,646)
Balance at June 30, 2024	73,449	$1	7,850,550	$79	$18,672,120	$(13,287,138)	$5,385,062

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,515,440)	$(2,805,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	862	862
Stock-based compensation	527,799	389,717
Shares issued for services	-	50,000
Loss on conversion of notes	-	92,959
Amortization of debt discount	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	(311,473)	(560,606)
Accounts payable	(21,640)	(53,279)
Accrued expenses	187,743	(723,219)
Net cash used in operating activities	(3,132,149)	(3,589,511)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	5,674,651	7,293,651
Proceeds from warrant exercises	105,816	1,494,658
Proceeds from notes payable	-	100,000
Payments on notes payable	-	(319,950)
Proceeds from short term insurance financing	561,885	697,534
Payments on short term insurance financing	(220,845)	(274,483)
Net cash provided by financing activities	6,121,507	8,991,410

Net increase in cash and cash equivalents	2,989,358	5,401,899

Cash and cash equivalents, beginning of period	2,624,730	57,670
Cash and cash equivalents, end of period	$5,614,088	$5,459,569

Supplemental cash flow information:
Cash paid for interest	$11,172	$93,916
Cash paid for taxes	$-	$-

Supplemental non-cash activity
Issuance of common stock upon conversion of notes payable	$-	$1,535,615

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

The proprietary analytical platform utilizes both supervised and unsupervised machine learning. As such, it is able to reveal real and meaningful connections in the data without the need for a priori hypothesis. Algorithms used in the platform are designed to handle highly imbalanced data sets and successfully identify combinations of factors that are associated with outcomes of interest. Our platform leverages models that use both correlative and causative machine learning and artificial intelligence approaches which provide a comprehensive approach to predictive analysis which is expected to lead to meaningful insights including the molecular drivers of disease. In this regard, with our access to proprietary data sets such as our strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), we have increased our internal efforts on target discovery.

Our goal is to improve the odds of success at any stage of pre-clinical and clinical therapeutics development, for in-house programs, and for our strategic partners and collaborators. Our business model includes enabling the success of ongoing clinical trials and rescuing late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, we also consider entering collaborations for earlier stage drugs. We pursue our drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and/or clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). In the first quarter of 2024, we received net proceeds of approximately $5.7 million from an underwritten secondary public offering of common stock and warrants. As of June 30, 2024, the Company has a cash balance of approximately $5.6 million. In the absence of significant revenues in 2024, the Company believes that its capital resources are sufficient to fund planned operations for approximately 9 months from the date of this filing.

Accordingly, we will require additional capital to continue to execute our strategy. We anticipate raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, there can be no assurance that any such arrangements will be consummated to provide sufficient capital when needed to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all our research and product development programs and/or our capital expenditures or to enter into arrangements on unfavorable terms. We currently do not have commitments for future funding from any source.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the Form 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.

The results for the six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period.

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

Contract Services

The Company anticipates that the majority of its revenues to be recognized in the near future will result from discovery and monetization of new drug targets and intellectual property from data use partnerships focused on analysis of rich proprietary data sets. The target market for monetization will primarily be mid-size to large biopharmaceutical organizations seeking to build their new drug target pipeline. A secondary revenue channel is fee for service partnerships with biopharmaceutical companies and other organizations of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary Artificial Intelligence / Machine Learning platform. This platform is aimed at predicting targets of interest, patterns, relationships, anomalies, and molecular drivers of disease. The Company believes that there will be additional on-going work requested from partners; therefore, the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company receives a cash fee and, in some instances, the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

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

August 2021 Note

In August 2021, the Company entered into a convertible loan agreement with a related party in the amount of $99,900 In February 2023, the related party elected to convert the convertible loan into 21,747 shares of common stock according to its terms upon the closing of the Company’s IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $29,333 loss on the conversion.

5. Notes Payable

In January 2023, the Company entered into a short-term note payable with a principal balance of $100,000, an original issue discount of 20% and a 9% interest rate. The note was repaid in its entirety in February 2023.

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

6. Stockholder’s Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of June 30, 2024. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

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

In connection with the completion of its IPO, the Company issued an aggregate of 331,166 shares of common stock upon the conversion of certain outstanding convertible debt (see Note 3 and Note 4).

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

In February 2024, the Company received approximately $6.5 million of gross proceeds from the sale of 1,247,092 shares of common stock, 478,429 pre-funded warrants and 1,725,521 warrants (collectively the “Units”). The Units were sold at a price of $3.782 and the sale was completed via an underwritten secondary public offering and includes the underwriter’s exercise of their overallotment option. The warrants have an exercise price of $4.16 and expire five years from issuance. The pre-funded warrants have an exercise price of $0.001 and were all exercised in their entirety in the first quarter of 2024.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of June 30, 2024, 5,307,444 warrants and 830,925 options for common shares were excluded from the calculation of net loss per share. As of June 30, 2023, 3,796,147 warrants and 448,717 options for common shares were excluded from the calculation of net loss per share.

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

Stock Options

The following tables summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	527,717	$4.17	9.00	$112,141
Granted	313,000	3.86
Exercised	-	-
Forfeited / canceled	(9,792)	5.45
Outstanding at June 30, 2024	830,925	4.04	8.89	-
Vested at June 30, 2024	405,102	4.03	8.46	-

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.08	$117,669
Granted	379,500	4.53
Exercised	-	-
Forfeited / canceled	-	-
Outstanding at June 30, 2023	448,717	4.30	9.35	174,563
Vested at June 30, 2023	177,985	3.91	8.72	77,706

The fair value of options granted during the six months ended June 30, 2024 and 2023 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Six Months Ended June 30,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	92% - 96%	87% - 88%
Risk-free interest rate	4.0% - 4.4%	3.4% - 3.9%
Expected life (in years)	5.25 - 6.0	5.0 - 6.0

●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 and 2023 was $2.94 and $3.26, respectively.

During the three and six months ended June 30, 2024, the Company recognized $191,772 and $524,791, respectively of compensation expense related to stock options. During the three and six months ended June 30, 2023, the Company recognized $253,816 and $359,054, respectively of compensation expense related to stock options.

As of June 30, 2024, the total unrecognized compensation expense related to unvested stock options was approximately $1,209,000, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Warrants

The following table provides details over the Company’s outstanding warrants as of June 30, 2024:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.10 - $2.66	2026 - 2032	446,160
$3.36 - $4.27	2028 - 2029	1,933,226
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2027 - 2028	1,443,227
		5,581,728

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2023, the Company issued the following warrants as part of the Company’s February 2023 IPO:

●	276,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance. As of June 30, 2024, 204,033 warrants have been exercised and 72,419 remain outstanding. As a result of the February 2024 transaction, the exercise price of the warrants was reduced to $3.782 pursuant to the anti-dilution provision contained in the warrants. The effect of the change in price was recognized as a deemed dividend of $5,794 which increases net loss available to common stockholders for the six months ended June 30, 2024.
●	18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance. As of June 30, 2024, none of these warrants have been exercised. As a result of the February 2024 transaction, the exercise price of the warrants was reduced to $3.782 pursuant to the anti-dilution provision contained in the warrants. The effect of the change in price was recognized as a deemed dividend of $10,980 which increases net loss available to common stockholders for the six months ended June 30, 2024.
●	1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. Through June 30, 2024, 100 warrants have been exercised.

●	1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance. As of June 30, 2024, none of these warrants have been exercised.
●	153,409 tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. As of June 30, 2024, none of these warrants have been exercised.
●	153,409 non-tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance. As of June 30, 2024, none of these warrants have been exercised.

During the six months ended June 30, 2024, the Company issued the following warrants as part of the Company’s secondary public offering:

●	1,507,139 warrants to purchase shares of the Company’s common stock at an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of June 30, 2024, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding.
●	478,429 pre-funded warrants with an exercise price of $0.001. As of June 30, 2024, all of these pre-funded warrants have been exercised.
●	90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to our underwriters. The warrants were valued at approximately $263,000 and as of June 30, 2024, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	678,176	$1.57	7.6	$2,131,123
Granted	-	-
Exercised	-	-
Forfeited / canceled	-	-
Outstanding at December 31, 2023	678,176	1.57	6.6	1,209,136
Granted	-	-
Exercised	(14,285)	2.66
Forfeited / canceled	-	-
Outstanding at June 30, 2024	663,891	1.55	6.1	474,323
Vested at June 30, 2024	663,891	1.55	6.1	474,323

During the three and six months ended June 30, 2024, the Company recognized $610 and $3,007, respectively, of compensation expense related to certain warrants. During the three and six months ended June 30, 2023, the Company recognized $8,451 and $30,663, respectively, of compensation expense related to certain warrants.

As of June 30, 2024, there was no unrecognized compensation expense related to unvested warrants.

7. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2024 and 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating loss carryforwards, and research and development credits are not more-likely-than-not to be realized at June 30, 2024 and December 31, 2023.

8. Material Agreements

JHU-APL Technology License

In February 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the License Agreement, JHU received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of the IPO. Under the terms of the License Agreement, JHU will be entitled to an eight percent (8%) royalty on net sales for the services provided by the Company as well as fifty percent (50%) of all sublicense revenues received by the Company on services and sublicenses in which the JHU licensed technology was utilized. In addition, the Company is required to pay JHU an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond. If cumulative annual royalty payments do not reach these levels, the amount due to JHU to reach the annual minimum is due by January 1st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and upon notice from JHU of a material breach, the Company shall have 60 days to cure the material breach. In July 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous license. In consideration of the new license, the Company issued 39,879 shares of common stock to JHU. Under the terms of the new License Agreement, JHU will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond.

In May 2023, the Company and JHU-APL entered into Amendment number 1 of the July 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000, and $50,000 are due in years 2025, 2026, and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of June 30, 2024, we have accrued $150,000 of the 2024 minimum annual royalty payments.

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

In consideration of the rights granted to the Company under the License Agreement, the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of June 30, 2024, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole License

In February 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (JHU) for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease. This formulation shows potent activity in animal models with different types of cancer and has been evaluated in a Phase I clinical trial in patients with high-grade glioma (NCT01729260). The trial, an open-label dose-escalation study, assessed the safety and efficacy of the improved formulation with adjuvant temozolomide in 24 patients with newly diagnosed gliomas. Investigators observed no dose-limiting toxicity in patients receiving all but the highest tested dose (200mg/kg/day). Four of the 15 patients receiving the maximum tested dose of 200mg/kg/day experienced dose-limiting toxicity, all of which were reversed by decreasing or eliminating the dose given. There were no serious adverse events attributed to Mebendazole at any dose during the trial. 41.7% of patients who received Mebendazole were alive at two years after enrollment, and 25% were alive at four years (Gallia et al., 2021).

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement, JHU will receive a staggered Upfront License Fee of $250,000. The initial payment for $50,000 was paid and the remaining balance of $200,000 was paid after the Company completed its IPO. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025, and $50,000 for 2026 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of June 30, 2024 and December 31, 2023, the balance of accrued expense related to this license agreement was $10,000 and $10,000, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple US and worldwide patent applications. In consideration for the rights granted to the Company under the License Agreement, JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the License Agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029, and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. No expenses have been accrued as of any of the periods presented. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

Our aim is to improve the odds of success in each stage of developing medicine, ranging from early pre-clinical through late-stage clinical development. Our ultimate objective is to utilize bfLEAP™ to enable the success of ongoing clinical trials or rescue late-stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) for in-house development and divestiture; although, we also consider entering collaborations for earlier stage drugs.

In September 2020 and October 2021, the Company executed amendments to the original February 2018 license which represents improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the original License Agreement, the Company granted JHU 178,571 warrants exercisable to purchase shares of common stock at $2.10 per share.

In July 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL that provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration of the new license, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment number 1 of the July 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000 and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As a result of this Amendment, the minimum annual payments were $30,000 for 2022 and $60,000 for 2023, and the minimum annual payments will be $300,000 for 2024 and beyond, all of which are creditable by royalties. As of June 30, 2024, we have accrued $150,000 of the 2024 minimum annual royalty payments.

We intend to continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform, developed over several years at one of the top innovation institutions in the world, which has already been successfully applied in multiple sectors.

We have staffed our business using funds from our initial public offering and have entered into partnerships and relationships and recently completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide License Agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we have signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”) whom we believe has a repository of the largest collection of postmortem brains in the world including molecular, clinical, and other data. The objective of this partnership is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under Good Manufacturing Practices, and packaged for clinical use or sale. Since we are a company focused on using our AI technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our IPO in February 2023, aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 Offering, we have implemented several initiatives: Investor relations and marketing to promote and raise awareness of the company in the financial and business sectors, research and development, collaboration with the J Craig Venter Institute and initiated preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

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

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). In the first quarter of 2024, we received net proceeds of approximately $5.7 million from an underwritten secondary public offering of common stock and warrants. As of June 30, 2024, the Company has a cash balance of approximately $5.6 million. In the absence of significant revenues in 2024, the Company believes that its capital resources are sufficient to fund planned operations for approximately 9 months from the date of this filing.

Accordingly, we will require additional capital to continue to execute our strategy. We anticipate raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, there can be no assurance that any such arrangements will be consummated to provide sufficient capital when needed to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all our research and product development programs and/or our capital expenditures or to enter into arrangements on unfavorable terms. We currently do not have commitments for future funding from any source.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates as those described in our Form 10-K for the fiscal year ended December 31, 2023.

Financial Operations Overview

Revenue

While we generated our first revenues in late 2022 from our services provided to a pharmaceutical customer, we completed our first commercial service contract and recognized revenue in the amount of $65,000 in the third quarter of 2023. We did not generate any revenue during the six months ended June 30, 2024.

Research and Development Costs and Expenses

Research and development expenses consist primarily of costs related to the acquisition of licensed technology, annual minimum royalty fees payable until commercialization, fees paid to external service providers and internal costs for personnel working on research and development activities, including work on our proprietary platform which utilizes bfLEAP™ and an ensemble of AI/ML tools and models.

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

Results of Operations - Comparison of Three Months Ended June 30, 2024 and 2023

	June 30,		Net Change
	2024	2023
Operating expenses:
Research and development	$513,699	$273,671	$240,028
General and administrative	1,168,264	1,263,299	(95,035)
Total operating expenses	$1,681,963	$1,536,970	$144,993

Research and Development

Our research and development expenses for the three months ended June 30, 2024 increased, compared to the same period ended June 30, 2023, primarily due to increased personnel costs due to the hiring of several additional technical staff as well as our Chief Science Officer. In addition, in the first quarter of 2024, we engaged disease experts as area consultants, we expanded our target discovery efforts, and we also initiated a preclinical obesity study related to siRNA program.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2024 increased, compared to the same period ended June 30, 2023, primarily due to increased personnel costs due to the hiring of several additional staff, as well as associated increases in equity compensation costs and recruiting fees as we work to expand our technical staff and capabilities.

Other Income (Expense), Net

Interest expense decreased $2,942 for the three months ended June 30, 2024, compared to the same period ended June 30, 2023, due to the majority of our debt converting or being paid off in the first quarter of 2023. Interest income increased by $10,803 for the three months ended June 30, 2024, compared to the same period ended June 30, 2023, due to interest earned on cash held in an overnight sweep account.

Results of Operations - Comparison of Six Months Ended June 30, 2024 and 2023

	June 30,		Net Change
	2024	2023
Operating expenses:
Research and development	$1,065,825	$643,604	$422,221
General and administrative	2,581,856	2,084,011	497,845
Total operating expenses	$3,647,681	$2,727,615	$920,066

Research and Development

Our research and development expenses for the six months ended June 30, 2024 increased, compared to the same period ended June 30, 2023, primarily due to increased personnel costs due to the hiring of several additional technical staff as well as our Chief Science Officer. In addition, in the first quarter of 2024, we engaged disease experts as area consultants, we expanded our target discovery efforts, and we also initiated a preclinical obesity study related to siRNA program.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2024 increased, compared to the same period ended June 30, 2023, primarily due to increased personnel costs due to the hiring of several additional staff, as well as associated increases in equity compensation costs and recruiting fees as we work to expand our technical staff and capabilities.

Other Income (Expense), Net

Interest expense decreased $59,950 for the six months ended June 30, 2024, compared to the same period ended June 30, 2023, due to the majority of our debt converting or being paid off in the first quarter of 2023. Interest income increased by $57,662 for the six months ended June 30, 2024, compared to the same period ended June 30, 2023, due to interest earned on cash held in an overnight sweep account.

Results of Operations

Liquidity and Capital Resources

In 2022, the Company received net proceeds from the sale of Convertible Bridge Notes of approximately $1,016,000 and repaid unsecured promissory notes sold in 2021 in the amount of $49,000. The Company sold one additional promissory note and received net proceeds of $100,000 in January 2023.

Through June 30, 2024, the Company has an accumulated deficit of approximately $13,287,000 and has funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our target discovery activities, service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates and the increased costs of operating as a public company.

The Company’s current entities include Bullfrog AI, Inc. and Bullfrog Management, LLC, which are wholly owned subsidiaries of Bullfrog AI Holdings, Inc., which is a holding company that depends upon the sale of its securities and cash generated through its subsidiaries to fund consolidated operations.

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

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of post reverse split common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock and were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing were determined using a $25 million company valuation immediately before the IPO.

Between April 5 and April 13, 2023, the holders of warrants exercised 436,533 warrants for common stock at various exercise prices and the Company received proceeds of approximately $1,495,000.

In the first quarter of 2024, we completed an underwritten secondary offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In the first quarter of 2024, holders exercised warrants (including prefunded warrants from the secondary offering) to purchase 508,814 shares of common stock generating proceeds of approximately $106,000.

In the absence of significant revenues in 2024, management believes the Company’s capital resources are sufficient to fund planned operations for approximately 9 months from the date of this filing. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2024	2023	Change
Net cash (used in) provided by
Operating activities	$(3,132,149)	$(3,589,511)	$457,362
Investing activities	-	-	-
Financing activities	6,121,507	8,991,410	(2,869,903)
Net increase in cash and cash equivalents	$2,989,358	$5,401,899	$(2,412,541)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 decreased compared to the same period ended June 30, 2023 primarily due to paying down accrued expenses for technology access, consultants, and compensation in 2023, partially offset by increased operating costs in 2024.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2024 or 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 decreased compared to the same period ended June 30, 2023 primarily due to proceeds from our Initial Public Offering in February 2023 exceeding the proceeds from our secondary offering in February 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly filing on Form 10-Q, and the audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2023, fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Management has identified material weaknesses in its internal controls over financial reporting at December 31, 2023. Specifically, Management noted the Company did not properly document, implement or operate a system of effective internal controls over financial reporting.

Ongoing Remediation Efforts

Management is in the process of implementing improvements to its internal controls over financial reporting. Namely the Company has and is continuing to:

●	transitioned its day-to-day accounting processes to a new external firm including automating its vendor payments;
●	initiated the transfer of the overall accounting process to an enterprise type accounting platform;
●	periodically review the design and effectiveness of our controls including the creation of an annual risk assessment and ongoing monitoring activities; and
●	evaluate all internal and external resources to ensure they are appropriate for the level and complexity of our current operations. This includes the recent hiring of a Corporate Controller.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the six months ended June 30, 2024.

Use of Proceeds.

We continue to use the proceeds from our IPO and secondary offering for our operations.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

(c) Insider Trading Arrangements

Trading Plans

On June 6, 2023, Vininder Singh, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) September 30, 2024; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in the second quarter of 2024, 100,000 shares were sold under the plan in the first quarter of 2024 and 50,000 shares were sold under the plan in September 2023. In May 2024, the 10b-5 Sales Plan was extended until August 31, 2025, no other adjustments were made to the plan.

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

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: August 7, 2024	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: August 7, 2024	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer

