Form 10-Q
period 2024-09-30
BullFrog AI Holdings, Inc.
filed 2024-11-08
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to

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

The number of shares of the registrant’s common stock issued and outstanding as of November 4, 2024 was 8,713,152.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$4,238,988	$2,624,730
Prepaid expenses	358,537	145,882
Total current assets	4,597,525	2,770,612

Property and equipment, net	4,681	5,974
Total assets	$4,602,206	$2,776,586

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$91,374	$103,656
Accrued expenses	515,658	80,694
Short term insurance financing	172,005	-
Total current liabilities	779,037	184,350
Total liabilities	779,037	184,350

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 7,850,550 and 6,094,644 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	79	61
Additional paid-in capital	18,873,691	12,347,098
Accumulated deficit	(15,050,602)	(9,754,924)
Total stockholders’ equity	3,823,169	2,592,236
Total liabilities and stockholders’ equity	$4,602,206	$2,776,586

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Revenue	$-	$65,000	$-	$65,000
Total revenue	-	65,000	-	65,000

Cost of goods sold
Cost of goods sold	-	5,200	-	5,200
Total cost of goods sold	-	5,200	-	5,200

Gross profit	-	59,800	-	59,800

Operating expenses
Research and development	566,584	380,015	1,632,409	1,023,619
General and administrative	1,253,357	983,929	3,835,213	3,067,940
Total operating expenses	1,819,941	1,363,944	5,467,622	4,091,559

Loss from operations	(1,819,941)	(1,304,144)	(5,467,622)	(4,031,759)

Other income (expense), net
Interest expense, net	(4,978)	(5,758)	(16,150)	(76,880)
Loss on conversion of notes	-	-	-	(92,959)
Other income, net	61,455	56,924	204,868	142,675
Total other income (expense), net	56,477	51,166	188,718	(27,164)
Net loss	(1,763,464)	(1,252,978)	(5,278,904)	(4,058,923)
Deemed dividend related to warrant exercise price adjustment	-	-	(16,774)	-
Net loss attributable to common stockholders	$(1,763,464)	$(1,252,978)	$(5,295,678)	$(4,058,923)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.22)	$(0.21)	$(0.67)	$(0.72)
Weighted average number of shares outstanding - basic and diluted	8,124,834	6,094,644	7,880,288	5,667,997

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	127,450	-	127,450
Issuance of common stock and warrants, net of issuance costs	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Net loss	-	-	-	-	-	(1,325,547)	(1,325,547)
Balance at March 31, 2023	73,449	1	5,658,111	57	10,348,361	(5,724,602)	4,623,817
Stock-based compensation	-	-	-	-	262,267	-	262,267
Issuance of common stock pursuant to warrant exercises	-	-	436,533	4	1,494,654	-	1,494,658
Net loss	-	-	-	-	-	(1,480,398)	(1,480,398)
Balance at June 30, 2023	73,449	1	6,094,644	61	12,105,282	(7,205,000)	4,900,344
Stock-based compensation	-	-	-	-	121,460	-	121,460
Net loss	-	-	-	-	-	(1,252,978)	(1,252,978)
Balance at September 30, 2023	73,449	$1	6,094,644	$61	$12,226,742	$(8,457,978)	$3,768,826

Balance at December 31, 2023	73,449	$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236
Stock-based compensation	-	-	-	-	335,417	-	335,417
Issuance of common stock and warrants, net of issuance costs	-	-	1,247,092	13	5,674,638	-	5,674,651
Issuance of common stock pursuant to warrant exercises	-	-	508,814	5	105,811	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	16,774	(16,774)	-
Net loss	-	-	-	-	-	(1,903,794)	(1,903,794)
Balance at March 31, 2024	73,449	1	7,850,550	79	18,479,738	(11,675,492)	6,804,326
Stock-based compensation	-	-	-	-	192,382	-	192,382
Net loss	-	-	-	-	-	(1,611,646)	(1,611,646)
Balance at June 30, 2024	73,449	1	7,850,550	79	18,672,120	(13,287,138)	5,385,062
Stock-based compensation	-	-	-	-	201,571	-	201,571
Net loss	-	-	-	-	-	(1,763,464)	(1,763,464)
Balance at September 30, 2024	73,449	$1	7,850,550	$79	$18,873,691	$(15,050,602)	$3,823,169

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,278,904)	$(4,058,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,293	1,293
Stock-based compensation	729,370	511,177
Shares issued for services	-	50,000
Loss on conversion of notes	-	92,959
Amortization of debt discount	-	20,000
Changes in operating assets and liabilities:
Prepaid expenses	(212,655)	(337,433)
Accounts payable	(12,282)	(433,490)
Accrued expenses	434,964	(796,865)
Deferred revenue	-	(32,000)
Net cash used in operating activities	(4,338,214)	(4,983,282)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	5,674,651	7,293,651
Proceeds from warrant exercises	105,816	1,494,658
Proceeds from notes payable	-	100,000
Payments on notes payable	-	(319,950)
Proceeds from short term insurance financing	561,885	697,534
Payments on short term insurance financing	(389,880)	(484,244)
Net cash provided by financing activities	5,952,472	8,781,649

Net increase in cash and cash equivalents	1,614,258	3,798,367

Cash and cash equivalents, beginning of period	2,624,730	57,670
Cash and cash equivalents, end of period	$4,238,988	$3,856,037

Supplemental cash flow information:
Cash paid for interest	$16,150	$93,916
Cash paid for taxes	$-	$-

Supplemental non-cash activity
Issuance of common stock upon conversion of notes payable	$-	$1,535,615

See accompanying notes to unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

Description of Business

Bullfrog AI Holdings, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada in February 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All of our operations are currently conducted through Bullfrog AI Holdings, Inc., which began operations in February 2020. We are a company focused specifically on advanced Artificial Intelligence and Machine Learning (AI/ML) driven analysis of complex data sets in medicine and healthcare. Our objective is to utilize our platform for a precision medicine approach to drug asset enablement through external partnerships and selective internal development.

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

We use artificial intelligence and machine learning to advance medicines for both internal and external projects. Most current AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. Our analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. Our core platform technology, named bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (JHU-APL) which is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. We are deploying our analytical platform, including bfLEAP™, for use in several critical stages of development of internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

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

Our goal is to improve the odds of success at all stages of pre-clinical and clinical therapeutics development for in-house programs and for our strategic partners and collaborators. Our business model includes enabling the success of ongoing clinical trials and rescuing late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, we also consider entering collaborations for earlier stage drugs. We pursue our drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and/or clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). In February 2024, we received net proceeds of approximately $5.7 million from an underwritten secondary public offering of common stock and warrants. As of September 30, 2024, the Company has a cash balance of approximately $4.2 million. In October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. In the absence of significant revenues in 2024 and 2025, the Company believes that its capital resources are sufficient to fund planned operations into the fourth quarter of 2025.

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

The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in Form 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state our financial position, our results of operations, and cash flows.

The results for the nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period.

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

December 2021 Note

In December 2021, the Company entered into a loan agreement with an unrelated party with a principal amount of $25,000, a 10% original issue discount and a 6% interest rate. Concurrent with the closing of the Company’s IPO in February 2023, the note converted according to its terms into 6,939 shares of common stock. No gain or loss was recognized on the conversion.

Convertible Bridge Notes

In 2022, the Company received approximately $991,000 of gross proceeds from the issuance of Convertible Bridge Notes from several offerings. Concurrent with the closing of the Company’s IPO in February 2023, all of the Convertible Bridge Notes converted according to their terms into 269,513 shares of common stock. No gain or loss was recognized on the conversions.

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

6. Stockholder’s Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of September 30, 2024. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

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

In February 2024, the Company received approximately $6.5 million of gross proceeds from the sale of 1,247,092 shares of common stock, 478,429 pre-funded warrants and 1,725,521 warrants (collectively the “Units”). The Units were sold at a price of $3.782 and the sale was completed via an underwritten secondary public offering and includes the underwriter’s exercise of their overallotment option. The warrants have an exercise price of $4.16 and expire five years from issuance. The pre-funded warrants had an exercise price of $0.001 and were exercised in their entirety in the first quarter of 2024.

Dilutive securities are excluded from the diluted earnings per share calculation when their effect is anti-dilutive. As of September 30, 2024, 73,449 shares of preferred stock, 5,307,444 warrants and 849,427 options for common shares were excluded from the calculation of net loss per share. As of September 30, 2023, 73,449 shares of preferred stock, 3,796,164 warrants and 507,717 options for common shares were excluded from the calculation of net loss per share.

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

Stock Options

The following tables summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	527,717	$4.17	9.00	$112,141
Granted	368,000	$3.71
Exercised	-	$-
Forfeited / canceled	(46,290)	$3.95
Outstanding at September 30, 2024	849,427	$3.98	8.72	$25,652
Vested at September 30, 2024	449,434	$4.06	8.27	$16,837

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.08	$117,669
Granted	438,500	$4.41
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at September 30, 2023	507,717	$4.23	9.17	$102,441
Vested at September 30, 2023	215,623	$3.97	8.64	$52,644

The fair value of options granted during the nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Nine Months Ended September 30,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	92% - 97%	87% - 92%
Risk-free interest rate	3.5% - 4.4%	3.4% - 4.1%
Expected life (in years)	5.3 - 6.0	5.0 - 6.0

●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.
●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $2.83 and $3.20, respectively.

During the three and nine months ended September 30, 2024, the Company recognized $201,571 and $726,363, respectively, of compensation expense related to stock options. During the three and nine months ended September 30, 2023, the Company recognized $116,410 and $475,465, respectively, of compensation expense related to stock options.

As of September 30, 2024, the total unrecognized compensation expense related to unvested stock options was approximately $1,084,000, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Warrants

The following table provides details for the Company’s outstanding warrants as of September 30, 2024:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.10 - $2.66	2026 - 2032	446,160
$3.36 - $4.27	2028 - 2029	1,933,226
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2027 - 2028	1,443,227
		5,581,728

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2023, the Company issued the following warrants as part of the Company’s February 2023 IPO:

●	276,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance. As of September 30, 2024, 204,033 warrants have been exercised and 72,419 remain outstanding. As a result of the February 2024 secondary public offering transaction, the exercise price of the warrants was reduced to $3.782 pursuant to the anti-dilution provision contained in the warrants. The effect of the change in price was recognized as a deemed dividend of $5,794 which increases net loss available to common stockholders for the nine months ended September 30, 2024.
●	18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance. As of September 30, 2024, none of these warrants have been exercised. As a result of the February 2024 secondary public offering transaction, the exercise price of the warrants was reduced to $3.782 pursuant to the anti-dilution provision contained in the warrants. The effect of the change in price was recognized as a deemed dividend of $10,980 which increases net loss available to common stockholders for the nine months ended September 30, 2024.

●	1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. Through September 30, 2024, 100 warrants have been exercised.
●	1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance. As of September 30, 2024, 7,500 of these warrants have been exercised and 1,289,818 remain outstanding.
●	153,409 tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. As of September 30, 2024, none of these warrants have been exercised.
●	153,409 non-tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance. As of September 30, 2024, none of these warrants have been exercised.

During the nine months ended September 30, 2024, the Company issued the following warrants as part of the Company’s secondary public offering:

●	1,507,139 warrants to purchase shares of the Company’s common stock at an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of September 30, 2024, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding.
●	478,429 pre-funded warrants with an exercise price of $0.001. As of September 30, 2024, all of these pre-funded warrants have been exercised.
●	90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to our underwriters. The warrants were valued at approximately $263,000, and as of September 30, 2024, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	678,176	$1.57	7.6	$2,131,123
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Granted	-	$-
Exercised	(14,285)	$2.66
Forfeited / canceled	-	$-
Outstanding at September 30, 2024	663,891	$1.55	5.8	$964,513
Vested at September 30, 2024	663,891	$1.55	5.8	$964,513

During the three and nine months ended September 30, 2024, the Company recognized $0 and $3,007, respectively, of compensation expense related to certain warrants. During the three and nine months ended September 30, 2023, the Company recognized $5,050 and $35,712, respectively, of compensation expense related to certain warrants.

As of September 30, 2024, there was no unrecognized compensation expense related to unvested warrants.

7. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2024 and 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating loss carryforwards, and research and development credits are not more-likely-than-not to be realized at September 30, 2024 and December 31, 2023.

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

In May 2023, the Company and JHU-APL entered into Amendment number 1 of the July 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000, and $50,000 are due in years 2025, 2026, and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of September 30, 2024, we have accrued $225,000 of the 2024 minimum annual royalty payments.

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

In consideration of the rights granted to the Company under the License Agreement, the Company paid GWU a $20,000 License Initiation Fee. Under the terms of the License Agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The Sublicense and Assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of September 30, 2024, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the License Agreement, JHU will receive a staggered Upfront License Fee of $250,000. The Company initially paid $50,000 and the remaining balance of $200,000 was paid after the Company completed its IPO. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the License Agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025, and $50,000 for 2026 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of September 30, 2024 and December 31, 2023, the balance of accrued expense related to this license agreement was $15,000 and $10,000, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

9. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 9 and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On October 18, 2024, the Company entered into a securities purchase agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers, in a registered direct offering, (i) 862,602 shares of the Company’s common stock (the “Shares”), par value $0.00001 per share (“Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 702,398 shares of Common Stock (the “Pre-funded Warrants Shares”) with an exercise price of $0.0001 per share, at a purchase price of $2.00 per share of Common Stock and a purchase price of $1.9999 per Pre-Funded Warrant, and (ii) in a concurrent private placement, warrants (the “Common Warrants”) to purchase an aggregate of 1,565,000 shares of Common Stock (the “Common Warrant Shares”) with an exercise price of $2.00 per share, which are exercisable after six (6) months from the date of issuance for a five-year period from the initial exercise date. The transaction closed on October 21, 2024, with the Company earning gross proceeds of approximately $3.13 million, and net proceeds of approximately $2.7 million. Concurrently with the securities purchase agreement, on October 18, 2024, the Company also entered into a placement agency agreement with WallachBeth Capital, LLC, as the placement agent (the “Placement Agent”), pursuant to which the Company agreed to pay the Placement Agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the transaction, reimburse for certain out-of-pocket expenses, and issue to the Placement Agent (or its designees) warrants to purchase an aggregate of 62,600 shares of Common Stock, equal to 4% of the aggregate number of shares of Common Stock and/or Pre-Funded Warrants sold in the registered direct offering, at an exercise price per share equal to $2.00, which is equal to the exercise price of the Common Warrants. The placement agent warrants are exercisable six (6) months from the date of issuance and expire on the five-year anniversary of initial exercise date.

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

In July 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL that provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. In consideration for the new license, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new License Agreement, JHU will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment number 1 of the July 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000 and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As a result of this Amendment, the minimum annual payments were $30,000 for 2022 and $60,000 for 2023, and the minimum annual payments will be $300,000 for 2024 and beyond, all of which are creditable by royalties. As of September 30, 2024, we have accrued $225,000 of the 2024 minimum annual royalty payments.

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

Since completing our IPO in February 2023, aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings, we have implemented several initiatives: investor relations and marketing to promote and raise awareness of the company in the financial and business sectors, research and development, collaboration with the J Craig Venter Institute and initiated preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

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

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our initial public offering (“IPO”). In February 2024, we received net proceeds of approximately $5.7 million from an underwritten secondary public offering of common stock and warrants. As of September 30, 2024, the Company has a cash balance of approximately $4.2 million. In October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. In the absence of significant revenues in 2024 and 2025, the Company believes that its capital resources are sufficient to fund planned operations into the fourth quarter of 2025.

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

Financial Operations Overview

Revenue

While we generated our first revenues in late 2022 from our services provided to a pharmaceutical customer, we completed our first commercial service contract and recognized revenue in the amount of $65,000 in the third quarter of 2023. We did not generate any revenue during the nine months ended September 30, 2024.

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

Results of Operations - Comparison of Three Months Ended September 30, 2024 and 2023

	September 30,		Net Change
	2024	2023
Operating expenses:
Research and development	$566,584	$380,015	$186,569
General and administrative	1,253,357	983,929	269,428
Total operating expenses	$1,819,941	$1,363,944	$455,997

Research and Development

Our research and development expenses for the three months ended September 30, 2024 increased, compared to the same period ended September 30, 2023, primarily due to increased personnel costs related to the hiring of several additional technical staff as well as our Chief Science Officer. In addition, in the first quarter of 2024, we engaged disease experts as area consultants, we expanded our target discovery efforts, and we also initiated a preclinical obesity study related to siRNA program. We expect our R&D expenses to increase as we begin the validation process on potential targets identified in our target discovery program.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2024 increased, compared to the same period ended September 30, 2023, primarily due to increased personnel costs related to the hiring of several additional staff, as well as associated increases in equity compensation costs and recruiting fees as we work to expand our technical staff and capabilities.

Other Income (Expense), Net

Interest income generated from cash held in an overnight sweep account increased by $4,531 for the three months ended September 30, 2024, compared to the same period ended September 30, 2023.

Results of Operations - Comparison of Nine Months Ended September 30, 2024 and 2023

	September 30,		Net Change
	2024	2023
Operating expenses:
Research and development	$1,632,409	$1,023,619	$608,790
General and administrative	3,835,213	3,067,940	767,273
Total operating expenses	$5,467,622	$4,091,559	$1,376,063

Research and Development

Our research and development expenses for the nine months ended September 30, 2024 increased, compared to the same period ended September 30, 2023, primarily due to increased personnel costs related to the hiring of several additional technical staff as well as our Chief Science Officer. In addition, in the first quarter of 2024, we engaged disease experts as area consultants, we expanded our target discovery efforts, and we also initiated a preclinical obesity study related to siRNA program. We expect our R&D expenses to increase as we begin the validation process on potential targets identified in our target discovery program.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2024 increased, compared to the same period ended September 30, 2023, primarily due to increased personnel costs related to the hiring of several additional staff, as well as associated increases in equity compensation costs and recruiting fees as we work to expand our technical staff and capabilities.

Other Income (Expense), Net

Interest expense decreased $60,730 for the nine months ended September 30, 2024, compared to the same period ended September 30, 2023, due to the majority of our debt converting or being paid off in the first quarter of 2023. Interest income generated from cash held in an overnight sweep account increased by $62,193 for the nine months ended September 30, 2024, compared to the same period ended September 30, 2023, due to an increase in our average cash balances.

Results of Operations

Liquidity and Capital Resources

In 2022, the Company received net proceeds from the sale of Convertible Bridge Notes of approximately $1,016,000 and repaid unsecured promissory notes sold in 2021 in the amount of $49,000. The Company sold one additional promissory note and received net proceeds of $100,000 in January 2023.

Through September 30, 2024, the Company has an accumulated deficit of approximately $15.1 million and has funded its operations through the sale of common stock and debt. We anticipate that our expenses will increase in the future to support our target discovery activities, service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates and the increased costs of operating as a public company.

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

In connection with the IPO, a SAFE and convertible loan agreement held by a related party converted into 55,787 shares of common stock. Additionally, all outstanding convertible bridge notes and accrued interest through November 30, 2022 were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock and were issued to the Convertible Bridge Note holders at conversion. The convertible bridge note conversions and the warrant exercise pricing were determined using a $25 million company valuation immediately before the IPO.

In April 2023, the holders of warrants exercised 436,533 warrants for common stock at various exercise prices and the Company received proceeds of approximately $1,495,000.

In February 2024, we completed an underwritten secondary offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In the first quarter of 2024, holders exercised warrants (including prefunded warrants from the secondary offering) to purchase 508,814 shares of common stock generating proceeds of approximately $106,000.

In October 2024, we completed a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants generating approximately $2.7 million of net proceeds.

In the absence of significant revenues in 2024 and 2025, management believes the Company’s capital resources are sufficient to fund planned operations into the fourth quarter of 2025. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2024	2023	Change
Net cash (used in) provided by
Operating activities	$(4,338,214)	$(4,983,282)	$645,068
Investing activities	-	-	-
Financing activities	5,952,472	8,781,649	(2,829,177)
Net increase in cash and cash equivalents	$1,614,258	$3,798,367	$(2,184,109)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 decreased compared to the same period ended September 30, 2023 primarily due to paying down payables and accrued expenses for technology access, consultants, and compensation in 2023, partially offset by increased operating costs in 2024.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2024 or 2023.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 decreased compared to the same period ended September 30, 2023 primarily due to proceeds from our Initial Public Offering in February 2023 exceeding the proceeds from our secondary offering in February 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q, as a result of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this quarterly filing on Form 10-Q, and the audited consolidated financial statements contained in our Form 10-K for the year ended December 31, 2023, fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended September 30, 2024.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

(c) Insider Trading Arrangements

Trading Plans

On June 6, 2023, Vininder Singh, the Chief Executive Officer and Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) September 30, 2024; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in September 2023, 100,000 shares were sold under the plan in the first quarter of 2024, and 50,000 shares were sold under the plan in each of the second and third quarters of 2024. In May 2024, the 10b-5 Sales Plan was extended until August 31, 2025, no other adjustments were made to the plan.

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

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: November 8, 2024	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: November 8, 2024	By:	/s/ Dane Saglio
Dane Saglio
Chief Financial Officer

