Form 10-K
period 2024-12-31
BullFrog AI Holdings, Inc.
filed 2025-03-14
CIK 1829247

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $9.0 million. Shares of common stock held by each officer and director of the registrant on June 30, 2024 have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of March 11, 2025 was 9,415,525.

Documents incorporated by reference

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

●	our predictions about, and the development of, digital transformation technology and bio health businesses and their respective market trends;

●	our ability to attract and retain customers for our products and services in each of our business segments;

●	the availability of financing for smaller publicly traded companies like us;

●	our current and future capital requirements to support the continued development and commercialization of our products and services;

●	our ability to successfully expand in our three principal business markets and into new markets and industry verticals; and

●	our ability to effectively manage our growth and future expenses.

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

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

Bullfrog AI Holdings, Inc. was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC, which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All our operations are currently conducted through Bullfrog AI Holdings, Inc. The Company’s principal business address is 325 Ellington Blvd, Unit 317, Gaithersburg, MD 20878. Our website address is www.bullfrogai.com. The references to our website in this Annual Report on Form 10-K (the “Form 10-K”) are inactive textual references only. The information on our website is not incorporated into this Form 10-K.

Acquisition of Bullfrog AI, Inc.

In June 2020, Bullfrog AI Holdings, Inc. acquired Bullfrog AI, Inc. pursuant to an exchange agreement under which each share of Bullfrog AI, Inc. common stock was exchanged for a share of common stock of the Company. Immediately prior to the share exchange, each outstanding common share of Bullfrog AI, Inc. was split into 25 shares of common stock. Pursuant to the share exchange agreement, 24,223,975 shares of the Company’s common stock were issued to the shareholders of Bullfrog AI, Inc. in exchange for 100% of the outstanding stock of Bullfrog AI, Inc. Upon completion of the exchange, Bullfrog AI, Inc. became the Company’s wholly-owned subsidiary and the shareholders of Bullfrog AI, Inc. held 100% of the common stock of the Company. As a result, the Company assumed a total of $330,442 in net liabilities of Bullfrog AI, Inc. Both of the entities were controlled before and after the transactions by the same controlling shareholder.

Bullfrog AI Corporate History

Bullfrog AI, Inc. was incorporated in the State of Delaware on August 25, 2017. Vininder Singh, the Chief Executive Officer, was the founder, CEO and chairman of Bullfrog AI, Inc.

Business Overview

Most new therapeutics will fail at some point in preclinical or clinical development. This is the primary driver of the high cost of developing new therapeutics. A major part of the difficulty in developing new therapeutics is efficient integration of complex and highly dimensional data generated at each stage of development to de-risk subsequent stages of the development process. Artificial Intelligence and Machine Learning (“AI/ML”) has emerged as a digital solution to help address this problem.

We use artificial intelligence and machine learning to advance medicines for both internal and external projects. We are committed to increasing the probability of success and decreasing the time and cost involved in developing therapeutics. Most current AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. Our platform technology, named, bfLEAP™, is an analytical AI/ML platform derived from technology developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise1, multi-dimensional understanding of their data. We are deploying bfLEAP™ for use at several critical stages of development for internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

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

Recent Developments

In February 2025, we announced our entry into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers. Through this collaboration, we will apply our proprietary Bullfrog Data Networks™ solution, powered by the bfLEAP® platform, to analyze clinical data from Eleison’s ongoing Phase III trial and previous clinical studies of glufosfamide, an investigational treatment for pancreatic cancer. The platform will evaluate the current trajectory of the trial with respect to safety signals, extract predictive biomarkers for efficacy and safety performance from prior studies to support future trial design, and provide data-driven insights to optimize Eleison’s planned clinical trials for inhaled lipid-complexed cisplatin (ILC) and dibromodulcitol (DBD). These insights are expected to streamline trial efficiency and improve decision-making for Eleison’s broader oncology pipeline.

Our Strategy

We plan to achieve our business objectives by enabling the successful development of drugs and biologics using a precision medicine approach via our proprietary artificial intelligence platform bfLEAP. The bfLEAP™ platform utilizes both supervised and unsupervised machine learning; as such, it is able to reveal meaningful connections in the data without the need for a prior hypothesis. Supervised machine learning uses labeled input and output data, while an unsupervised learning algorithm does not. In supervised learning, the algorithm “learns” from the training dataset by iteratively making predictions on the data and adjusting for the correct answer. Unsupervised learning, also known as unsupervised machine learning, uses machine learning algorithms to analyze and cluster unlabeled datasets. These algorithms discover hidden patterns or data groupings without the need for human intervention. Algorithms used in the bfLEAP™ platform are designed to handle highly imbalanced data sets to successfully identify combinations of factors that are associated with outcomes of interest.

Together with our strategic partners and collaborators, our primary goal is to improve the odds of success at any stage of pre-clinical and clinical therapeutics development. Our primary business model is improving the success and efficiency of drug development which is accomplished either through acquisition of drugs or partnerships and collaborations with companies that are developing drugs. We hope to accomplish this through strategic acquisitions of current clinical stage and failed drugs for in-house development, or through strategic partnerships with biopharmaceutical industry companies. We are able to pursue our drug asset enhancement business by leveraging a powerful and proven AI/ML platform (trade name: bfLEAP™) initially derived from technology developed at JHU-APL. We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings. In November 2021, we amended our license agreement with JHU-APL to include additional advanced AI technology. On July 8, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The July 8, 2022 JHU-APL license provides the Company with new intellectual property and also encompasses most of the intellectual property from our original February 2018 license agreement with JHU-APL.

We believe bfLEAP™ will inform and enable decision making throughout the development cycle:

●	Discovery Phase - Analyze and categorize discovery phase data to better define highest-value leads from groups of candidates, for advancement to preclinical phase of development. Integrate data from high-throughput screening, pharmacodynamics assays, pharmacokinetics assays, and other key data sets to create the most accurate profile of a pool of therapeutic candidates. There is often a high degree of similarity among closely related therapeutics in a candidate pool - bfLEAP™ is able to harmonize disparate data streams for a more nuanced understanding of each candidate’s characteristics/potency.

●	Pre-Clinical Data - Large-scale, multivariate analysis of pre-clinical and early-stage clinical data sets. In these settings, bfLEAP could be used to find novel drug targets, elucidate mechanism of action, predict potential off-target effects/side effects, uncover specific genetic/phenotypic background(s) with highest correlation to therapeutic response, etc. These insights from bfLEAP™ analysis can be used to inform decision making and study design at the subsequent step(s) of therapeutic and diagnostic development, including first-inhuman/Phase I randomized controlled trials.

●	Clinical Development – Advanced, multivariate analysis of Phase I and Phase II clinical trials data, to find niche populations of highly responsive patients and/or inform patient selection for later-stage clinical trials. This can be used to decrease overall study risk for larger clinical trials - including Phase II trials, and any Phase III Registration Clinical Trials. The bfLEAP™ platform analysis can also be used to more precisely understand complex correlations between therapeutic treatment and adverse events, side effects, and other undesirable responses which could jeopardize clinical trial success.

Our platform is agnostic to the disease indication or treatment modality and therefore we believe that it is of value in the development of biologics or small molecules.

The process for our drug asset enhancement program is to:

●	acquire the rights to a drug from a biopharmaceutical industry company or academia;

●	use the proprietary bfLEAP™ AI/ML platform to determine a multi-factorial profile for a patient that would best respond to the drug;

●	rapidly conduct a clinical trial to validate the drug’s use for the defined “high-responder” population; and

●	divest and sell the rescued drug asset with the new information back to a large player in the pharma industry, following positive results of the clinical trial.

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

Our platform was originally developed by JHU-APL. JHU-APL uses the same technology for applications related to national defense. Over several years, the software and algorithms have been used to identify relationships, patterns, and anomalies, and make predictions that otherwise may not be found. These discoveries and insights provide an advantage when predicting a target of interest, regardless of industry or sector. We have applied the technology to various clinical data sets and have identified novel relationships that may provide new intellectual property, new drug targets, and other valuable information that may help with patient stratification for a clinical trial thereby improving the odds for success. The platform has not yet aided in the development of a drug that has reached commercialization. However, we have licensed one drug candidate that has completed a Phase I trial and a second candidate that is in the preclinical stages. Our aim is to use our technology on current and future available data to help us better determine the optimal path for development.

While we have not generated significant revenues from our AI/ML operations, we anticipate generating revenue in the future from the following three sources:

Contract Services

Our fee for service partnership offering model is designed for biopharmaceutical companies, as well as other organizations, of all sizes that have challenges analyzing data throughout the drug development process. We provide the customer with an analysis of large complex data sets using our proprietary AI/ML platform called bfLEAP™. This platform is designed to predict targets of interest, patterns, relationships, and anomalies. Our service model involves fees in cash, equity or other consideration and, in some instances, the potential for rights to new intellectual property generated from the analysis, which can be performed at the discovery, preclinical, or clinical stages of drug development.

Collaborative Arrangements

We plan to enter into collaborative arrangements with biotechnology and pharmaceutical companies who have drugs that are in development or have failed late Phase II or Phase III trials. The collaborations may also be at the discovery or preclinical stages of drug development. Our revenue will be a combination of fee for service payments and success fees based on achieving certain milestones as determined by each specific arrangement. There may also be fees or legal rights associated with the development of new intellectual property.

Acquisition of Rights to Certain Drugs

We may acquire the rights to drugs that have failed late Phase II or Phase III trials and generate revenues by using our platform to accurately determine the profile of patients that would respond to the drugs, conduct a clinical trial to test our findings either independently or with a clinical partner, and finally sell the drug back to pharmaceutical companies. We have and may continue acquiring the rights to drugs that have not yet failed any trials. We will use our technology to improve the chances for success, conduct a trial, and divest the asset. When divesting assets, the transaction may involve a combination of upfront payments, milestone payments based on clinical success, and royalties on sales of the product.

Our Products

Product/Platform	Description	Target Market/Indications
bfLEAP™ – AI/ML platform for analysis of preclinical and clinical data	AI/ML analytics platform derived from technology developed at JHU-APL and licensed by the Company.	Biotechnology and pharmaceutical companies and other organizations.

siRNA	Small interfering RNA targeting Beta2-spectrin in the treatment of human diseases developed at George Washington University and licensed by the Company. Product has not yet initiated clinical testing.	Hepatocellular carcinoma, treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis.

Mebendazole	Improved formulation of Mebendazole developed at Johns Hopkins University and licensed by the Company. Product has begun the process of clinical testing but has not received regulatory approval for commercialization.	Glioblastoma.

On January 14, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from George Washington University (“GWU”) for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including hepatocellular carcinoma (“HCC”). The license covers methods claimed in three U.S. and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis. This program is currently in the preclinical stage of development. The Company initiated proof-of-concept studies on this asset and will use the outcome of these studies to inform a clinical development plan that would include initiation of IND-enabling studies.

Metabolic dysfunction-associated steatotic liver disease (known as MASLD, which until recently was called non-alcoholic fatty liver disease, or NAFLD) is a condition in which excess lipids, or fat, build up in the liver. This condition, which is more common in people who have obesity and related metabolic diseases including type 2 diabetes, affects as many as 24% of adults in the United States and is associated with risk of progression to more serious conditions, including metabolic dysfunction-associated steatohepatitis (“MASH”), with associated liver inflammation and fibrosis, and HCC. Evidence in animal models of obesity suggest that a protein called β2-spectrin may play a key role in lipid accumulation, tissue fibrosis, and liver damage, and targeting expression or activity of this protein may be a useful approach in treating MASH and liver cancer (Rao et al., 2021).

In February 2022, the Company entered into an exclusive, worldwide, royalty-bearing license with Johns Hopkins University (“JHU”) for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease. This formulation shows potent activity in animal models with different types of cancer and has been evaluated in a Phase I clinical trial in patients with high-grade glioma (NCT01729260). The trial, an open-label dose-escalation study, assessed the safety of the improved formulation with adjuvant temozolomide in 24 patients with newly diagnosed gliomas. Investigators observed no dose-limiting toxicity in patients receiving all but the highest tested dose (200mg/kg/day). Four of the 15 patients receiving the maximum tested dose of 200mg/kg/day experienced dose-limiting toxicity, all of which were reversed by decreasing or eliminating the dose given. There were no serious adverse events attributed to mebendazole at any dose during the trial. The Company is currently formulating a strategy to find a partner to conduct additional clinical trials with this asset to enable evaluation of safety in humans.

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license with JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple United States and worldwide patent applications. Patents have since been issued in the United States and Australia and are still in the prosecution phase in other territories. In September 2023, the Company announced results from a preclinical study demonstrating the effectiveness of BF-223, a compound chosen from this class, in an animal model for glioblastoma. The Company is currently formulating a strategy for initiating IND-enabling studies on BF-223 and is conducting outreach to identify partners that may want to license or partner in the development of BF-223.

Our bfLEAP™ Analytics Platform

We are able to pursue our drug rescue business by leveraging a powerful and proven AI/ML platform (trade name: bfLEAP™) derived from technology developed at JHU-APL. The bfLEAP™ platform is based on an exclusive, world-wide license granted by JHU-APL. The license covers three (3) issued patents, as well as a new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, which also includes modifications and improvements. On July 8, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. Under the terms of the new license agreement, JHU-APL will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU-APL license was utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues.

We believe the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings. The input data for bfLEAP™ can include raw data (preclinical and/or clinical readouts), categorical data, sociodemographic data of patients, and various other inputs. Thus, the bfLEAP™ platform is capable of capturing the particular genetic and physical characteristics of patients in an unbiased manner, and contextualizing it against other disparate data sources from patients (e.g. molecular data, physiological data, etc.) for less biased and more meaningful conclusions. It is also uniquely scalable - the bfLEAP™ platform is able to perform analysis on large, high-volume data sets (i.e. ‘big data’) and also able to analyze highly disparate “short and wide” data as well. In terms of visualization, bfLEAP™ is able to integrate with most commonly used visualization tools for graph analytics.

We believe that the combination of (a) scalable analytics (i.e., large data or short/wide data), (b) state-of-the-art proprietary algorithms, (c) unsupervised machine learning, and (d) streamlined data ingestion and visualization makes bfLEAP™ one of the most flexible and powerful new platforms available on the market.

The Company will continue to evolve and improve bfLEAP™.

Bullfrog Data Networks™

The Company’s Bullfrog Data Networks™ solution incorporates publicly available, proprietary, and custom data sources to generate novel insights toward target identification and validation, understanding mechanism of action, clinical trial optimization, drug repurposing, and more. Bullfrog Data Networks™ can be created for any therapeutic area, and we use this technology in our own research and development pipeline including in oncology and central nervous system indications. Our approach finds patient subgroups with similar molecular signatures and identifies the most relevant genes driving disease biology. Data networks created from this process generate insights that allow researchers to accelerate drug discovery and development and increase the odds of technical and regulatory success. In February 2025, we entered into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers, where we will apply our proprietary Bullfrog Data Networks™ solution, powered by the bfLEAP® platform, and we plan to offer this solution to other biotechnology and pharmaceutical companies going forward.

Lieber Institute for Brain Development

On September 8, 2023, the Company entered a data use and technology partnership agreement (the “Partnership Agreement”) with the Lieber Institute for Brain Development (“LIBD”). The Partnership Agreement covers the right of the Company to leverage its bfLEAP™ platform to mine LIBD’s comprehensive brain data, including transcriptomic, genomic, DNA methylation, cell-line, clinical, and imaging data to identify previously unrecognized relationships. The goal of the partnership is to identify previously unrecognized relationships between genes and pathways in the brain and the development of neurologic and psychiatric disorders, thereby facilitating the development of more effective treatments for diseases of the human brain. The collaboration will proceed in two stages, with the first involving unsupervised construction of graphical models to reveal relationships between brain diseases and genomic/biologic attributes, with the goal of identifying new biomarkers and drug targets across disorders. The second stage will involve creating disease-specific models that will enable identification of genes and pathways within these respective disorders. The Partnership Agreement had a one-year term of data exclusivity to complete the first stages of analyses, with a two-year extension option as performance milestones are met.

As contemplated in the Partnership Agreement, on October 16, 2023, the Company and LIBD entered into a commercial agreement (the “Commercial Agreement”) that sets forth the key terms for commercialization of products and services developed under the Partnership Agreement. Pursuant to the Commercial Agreement, LIBD granted the Company a worldwide, royalty-bearing exclusive license so long as the Company receives net sales or income from the licensing of “Licensed Products” (as defined in the Commercial Agreement) in the application of machine learning and artificial intelligence for research and development in drug development, and specifically includes therapeutic products, patient selection strategies, and target identification, but excludes diagnostics and incidental uses of machine learning and/or artificial intelligence on data derived from research. Generally, “Licensed Products” are any product or service which incorporates, results from, or is derived from LIBD’s Data (meaning finished brain-related data, including but not limited to DNA methylation, RNAseq, genomic, DNA methylation, cell-line, clinical, and imaging data, and the specified data set forth in the Partnership Agreement) and that the Company or its affiliate develops during the term of the Partnership Agreement, and any improvements thereof after the term of the Partnership Agreement, and all Licensed Products or services derived therefrom by the Company or its affiliates. Licensed Products may include, but are not limited to, biomarker and target identification, target validation, mapping unmet needs, identifying genetic risk factors and predictive modeling.

The Company was also granted the right to sublicense, to use the deliverables under the Partnership Agreement, and LIBD’s intellectual property rights in the data, to (i) use, sell, distribute for sale, have distributed for sale, offer for sale, have sold, import and have imported Licensed Products and (ii) to develop, have developed, make, have made Licensed Products that are derived from Licensed Products developed during the term of the Partnership Agreement, and any improvements made following the term. The Company is prohibited from sublicensing LIBD Data. The Company shall pay LIBD a royalty based on net sales of all Licensed Products sold by the Company and its affiliates.

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

Summary for CATIE Schizophrenia Case Study

As part of the Partnership Agreement, the Company worked with LIBD to analyze data from the landmark Clinical Antipsychotic Trials of Intervention Effectiveness (“CATIE”) trials. The CATIE trials were the largest trials ever conducted for anti-psychotic medications. The Company analyzed CATIE data from ~200 schizophrenia patients, with a library of almost 1 million genetic data points for each patient, more than 200 non-genetic attributes per patient, and 4 different medications used in the trial. For each of the four medications used, bfLEAP™ analysis revealed new, previously unknown relationships between individual genetic variants and negative patient symptoms. The genetic loci identified represent potential druggable targets, as well as potential stratifying criteria for future clinical trials in schizophrenia.

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

Identification of clustered multi-variate associations (e.g., novel genetic variants, drug clearance, substance abuse) could help us (1) identify novel drug targets, (2) predict which patients are most likely to respond, and (3) identify modifiable factors that could contribute to better outcomes.

Summary for Cardiovascular Case Study

The Company worked with an international collaborator in cardiovascular devices to analyze data from an ongoing clinical trial for a new device. Bullfrog analyzed data from ~55 patients, with a library of almost 15,000 unique attributes of data for each patient. The data also included adverse events, and key demographic information. For this collaborator, bfLEAP™ analysis was able to provide ground truth for the Company, confirming multiple correlations and non-correlations within the data. In terms of actionable output, the analytical results confirmed at least two demographic co-variates for the ongoing trial, and also provided a starting point for deeper physiological and molecular studies.

Our Supply Chain and Customer Base

We have launched our businesses using funds from our initial public offering and through our partnerships and relationships. We have a strategic relationship with FSHD Society, a leading non-governmental organization, for AI/ML analysis of clinical trial data for patients with a rare neuromuscular disorder. We also have several other developing strategic relationships in the project design phase. The Company has executed a joint development deal for a biologics discovery phase opportunity that is directed toward targeted cancer therapeutics. The Company has also obtained exclusive worldwide rights to a Phase II ready glioblastoma drug and a discovery phase hepatocellular carcinoma drug from universities. Since we intend to conduct late-stage clinical trials with partners on rescued therapeutic assets, there will be a requirement of drug product or other significant services to plan and execute our clinical development programs. The success of our partnered clinical development programs will require adequate availability of raw materials and drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under industry-standard guidelines, and packaged for clinical use or sale. Since we are a digital biopharmaceutical company, our clinical development programs will also require, in some cases, the establishment of third-party relationships for execution and completion of clinical trials.

Our Market Opportunity

One aim of our business is to “rescue” drugs that have failed in Phase III clinical trials by using our technology to analyze all available data with the goal of designing a precision medicine clinical trial that will have a better chance of being successful. The graphic below illustrates the estimated market opportunity for these failed drugs. The top arrow shows the number of failed Phase III trials for several disease categories over a 5-year period. The arrows below provide our assumptions for narrowing or discounting certain parameters associated with the market size calculation. The final arrow shows the math behind the $47.1 billion market opportunity. To date, we have not penetrated the failed drug market, however; we are actively searching for failed drug opportunities.

Identification of candidates with potential for rescue may be challenging and require significant resources, and once these assets are identified the Company may find it challenging to license them under favorable terms in order to create value for shareholders. Subsequent development of these assets for clinical testing may require significant effort and resources. Ultimately, these assets must undergo rigorous clinical testing and approval by FDA or comparable regulatory authorities in other countries in order to be marketed. A key part of our strategy is to partner our R&D programs. In addition, we do not intend on commercializing drugs and instead will seek to divest each drug asset to a company that will commercialize the drug. The Company may receive future royalties in some transactions.

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

JHU-APL Technology License

On February 7, 2018, the Company entered into an exclusive, world-wide, royalty-bearing license with JHU-APL (the “2018 License Agreement”). The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the 2018 License Agreement, JHU-APL received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of our initial public offering. Under the terms of the 2018 License Agreement, JHU-APL will be entitled to an eight percent (8%) royalty on net sales for the services provided by the Company as well as fifty percent (50%) of all sublicense revenues received by the Company on services and sublicenses in which the JHU-APL licensed technology was utilized. In addition, the Company is required to pay JHU-APL an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond. If cumulative annual royalty payments do not reach these levels, the amount due to JHU-APL to reach the annual minimum is due by January 1st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and, upon notice from JHU-APL of a material breach, the Company will have 60 days to cure the material breach.

On July 8, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform (the “2022 License Agreement”). The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This 2022 License Agreement supersedes the previous 2018 License Agreement. In consideration of the new license, the Company issued 39,879 shares of common stock to JHU-APL. Under the terms of the 2022 License Agreement, JHU-APL will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU-APL license is utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond, all of which are creditable by royalties. The financial terms of the new license agreement replace the original terms from the 2018 License Agreement and are not duplicative.

On May 31, 2023, the Company and JHU-APL entered into Amendment Number 1 of the July 8, 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000, and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of December 31, 2024, we have accrued $300,000 of the 2024 minimum annual royalty payments, and the entire accrued balance was paid in January 2025.

George Washington University - Beta2-spectrin siRNA License

On January 14, 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from GWU for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including HCC. The license covers methods claimed in three U.S. and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis. This program is currently in the preclinical stage of development. The Company has not yet initiated development activities or IND-enabling studies on this asset; however, the plan is to conduct this work over the next 24 months. All R&D on this candidate to date has been conducted by the licensor of the technology, GWU. The term of the agreement began on January 14, 2022 and ends on the expiration date of the last patent to expire or 10 years after the first sale of a licensed product if no patents have been issued. The license can be terminated by the licensee upon 60 days’ written notice, or by the licensor if the Company is more than 30 days late in paying amounts owed to the licensor and does not make payment upon demand, or in the event of any material breach of the license that is not cured within 45 days.

Non-alcoholic fatty liver disease (“NAFLD”) is a condition in which excess lipids, or fat, build up in the liver. This condition, which is more common in people who have obesity and related metabolic diseases including type 2 diabetes, affects as many as 24% of adults in the United States and is associated with risk of progression to more serious conditions, including non-alcoholic steatohepatitis (“NASH”), with associated liver inflammation and fibrosis, and hepatocellular carcinoma (“HCC”). Evidence in animal models of obesity suggest that a protein called β2-spectrin may play a key role in lipid accumulation, tissue fibrosis, and liver damage, and targeting expression or activity of this protein may be a useful approach in treating NASH and liver cancer (Rao et al., 2021).

In consideration of the rights granted to the Company under the license agreement, GWU received a $20,000 license initiation fee. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a New Drug Application (“NDA”) and commercialization.

Aggregate future milestone costs could reach $860,000 if the drug successfully completes clinical trials and is the subject of an NDA to the U.S. FDA. Future milestones on sales revenue are limited to $1 million on the first $20 million in net sales.

As of December 31, 2024 and 2023, there has been no accrual for royalties since we have not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole License

On February 22, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license with JHU for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease. This formulation shows potent activity in animal models with different types of cancer, and has been evaluated in a Phase I clinical trial in patients with high-grade glioma (NCT01729260). The trial, an open-label dose-escalation study, assessed the safety of the improved formulation with adjuvant temozolomide in 24 patients with newly diagnosed gliomas. Investigators observed no dose-limiting toxicity in patients receiving all but the highest tested dose (200mg/kg/day). Four of the 15 patients receiving the maximum tested dose of 200mg/kg/day experienced dose-limiting toxicity, all of which were reversed by decreasing or eliminating the dose given. There were no serious adverse events attributed to mebendazole at any dose during the trial. The Company is currently formulating a strategy to conduct additional clinical trials with this asset to enable evaluation of safety in humans.

The license covers six (6) issued patents and one (1) pending application, with the term of the agreement beginning on February 22, 2022 and ending on the date of expiration of the last to expire patent. The license can be terminated by the licensee upon 90 days’ written notice, or by the licensor in the event of any material breach of the license that is not cured within 30 days. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with the first $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company also reimbursed JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three- and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. Aggregate future milestone costs could reach $1,500,000 if the drug successfully completes Phase II and III clinical trials and is approved for sale and marketing by the United States FDA. Future milestones on sales revenue are $1 million on the first $20 million in sales revenue, $2 million in the first-year cumulative sales revenue exceeds $100 million, $10 million in the first-year cumulative sales revenue exceeds $500 million, and $20 million in the first-year cumulative sales revenue exceeds $1 billion. As of December 31, 2024 and 2023, the balance of accrued expense related to this license agreement was $20,000 and $10,000, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole Prodrug License

On October 13, 2022, the Company entered into an exclusive, worldwide, royalty-bearing license with JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. The term of the agreement began on October 13, 2022 and continues until the date of expiration of the last to expire patent, or for 20 years from the effective date of the agreement if no patents are issued. The license can be terminated by the Company upon 90 days’ written notice, or by the licensor in the event of any material breach of the license that is not cured by the Company within 30 days.

In consideration for the rights granted to the Company under the license agreement, JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company also reimbursed JHU and IOCB for previously incurred patent costs totaling $33,265 and will be responsible for reimbursing licensors for future patent costs. Under the terms of the license agreement, the licensors will be entitled to a four percent (4%) royalty on net sales subject to annual minimums upon first commercial sale of a licensed product, as well as sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The sublicense fee amount declines as the Company advances the clinical development of licensed technology. The Company is required to pay minimum annual royalties beginning in year 4 of the agreement. The minimum annual royalty for year 4 will be $5,000 (2026), increasing to $10,000 in year 5 (2027), $20,000 in year 6 (2028), $30,000 in year 7 (2029), and $50,000 in year 8 and subsequent years (2030 and beyond). The Company will be responsible for milestone payments for patent issuance of up to $50,000 and clinical development milestones up to and including approval of an NDA totaling up to $2.3 million. The Company will be required to pay a commercial milestone of $1 million once sales reach $20 million in the United States, $2 million when sales in the United States reach $100 million, $10 million when United States sales reach $500 million, and $20 million when United States sales exceed $1 billion.

As of December 31, 2024 and 2023, the balance of accrued expense related to this license agreement was $0. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

bfLEAP

The analytics industry and application of AI/ML in healthcare is growing rapidly. Competition exists along the entire continuum of the drug development process from discovery to commercialization and beyond. We believe the weakness of the industry is the quality of the data and we believe bfLEAP provides several competitive advantages, that will position the Company for success, First, bfLEAP is highly scalable and can process data from small to extremely large complex data sets without the need for additional code being developed. Second, it is adept at processing and analyzing incomplete data and making predictions that we do not believe other technologies are capable of doing. Third, bfLEAP has the ability to extract the most important features for analysis out of extremely large complex data sets using unsupervised machine learning algorithms, thereby greatly simplifying complex problems. Since data quality is a problem that exists in the healthcare industry, we see these as major differentiators. The ability to make predictions, find relationships and patterns and anomalies in extremely large complex data sets has been demonstrated by the JHU-APL in other applications and sectors. Finally, the algorithms used by bfLEAP are proprietary and protected, having been developed at JHU-APL. We believe most of the competitors rely on open-source algorithms and we also believe that we have already demonstrated our superiority via the August 2021 publication in DeepAI.org.

Government Regulation

The FDA does not currently require approval of AI/ML technologies used to aid in therapeutics, but that could change in the future. The FDA will regulate any clinical trials conducted by the Company.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”) which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase II usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy of the drug. A single Phase III trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

Fast Track Designation

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. While we may seek Fast Track Designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track Designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Generic Competition

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product (a Paragraph IV certification). The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents or certifies that the listed patents will not be infringed by the new product, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification, the NDA and patent holders may then initiate a patent infringement lawsuit in response. The filing of a patent infringement lawsuit within 45 days of the receipt of such a certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”) that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period of exclusivity if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to approval of the application. The FDA cannot approve an ANDA for a generic drug that includes the change during the period of exclusivity.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval up to a maximum of five years). The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years, and only one patent can be extended. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the United States Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Other Healthcare Laws

In the United States, biotechnology company activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General and the Office for Civil Rights), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing, and scientific/educational grant programs have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.

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

Human Capital Resources

As of December 31, 2024, the Company had 9 full-time employees, including its Chief Executive Officer, Vininder Singh, and 8 part-time employees, advisors, and consultants, including its Chief Financial Officer, Josh Blacher. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and R&D personnel. We compete for qualified personnel with other healthcare technology, pharmaceutical, and healthcare companies, as well as universities and non-profit research institutions. We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include incentive compensation plans, healthcare and insurance benefits, a retirement plan, paid time off, and family leave, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

Properties

Currently, the Company does not own or lease any real property. All of the Company’s employees work virtually.

Legal Proceedings

The Company is not a party to any legal proceedings.

Corporate Information

Bullfrog AI Holdings, Inc. was incorporated in the State of Nevada on February 6, 2020. Our principal business address is 325 Ellington Blvd, Unit 317, Gaithersburg, MD 20878. Our website address is www.bullfrogai.com. The references to our website in this annual report are inactive textual references only. The information on our website is neither incorporated by reference into this annual report nor intended to be used in connection with this annual report. All our operations are currently conducted through Bullfrog AI Holdings, Inc.

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

Not applicable.

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Officer who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Chief Information Officer. Our executive team, including our Chief Executive Officer and Chief Financial Officer, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

The Company’s principal business address is 325 Ellington Blvd, Unit 317, Gaithersburg, MD 20878, and the telephone number at such address is 240-658-6710. Currently, the Company does not own any real property. All of the Company’s employees work virtually.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal or administrative proceedings. Our current officers and directors have not been convicted in criminal proceedings, nor have they been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

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

Holders of Record

As of March 4, 2025, we had 15 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and financial condition of Bullfrog AI Holdings, Inc. (“Bullfrog” or the “Company”) as of and for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we may not know.

OVERVIEW

Bullfrog AI Holdings, Inc. was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC, which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. Operations are currently conducted through Bullfrog AI Holdings, Inc., which began operations on February 6, 2020. We are a company focused specifically on advanced Artificial Intelligence / Machine Learning (“AI/ML”) analysis of complex data in the advancement of medicine. Our AI/ML platform (trade name: bfLEAP™) was created from technology originally developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”). Subsequently, we have developed new tools and capabilities composed of an ensemble of machine learning and artificial intelligence models.

In February 2018, the Company secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a license agreement in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. Our objective is to utilize bfLEAP™, our AI/ML platform, with a precision medicine approach toward drug development with biopharmaceutical collaborators, as well as our own internal clinical development programs. We believe the bfLEAP™ platform is ideally suited for evaluating pre-clinical and clinical trial data generated in translational research and clinical trial settings in order to lead to faster, less expensive drug approvals.

Our aim is to improve the odds of success in each stage of developing medicine, ranging from early pre-clinical through late-stage clinical development. Our ultimate objective is to utilize bfLEAP™ to enable the success of ongoing third-party clinical trials or rescue late-stage failed drugs (i.e., Phase II or Phase III clinical trial failures) for in-house development and divestiture. We will also consider collaborations for earlier stage drugs.

In July 2022, the Company entered into an exclusive, worldwide, royalty-bearing license from JHU-APL that provides additional intellectual property rights including patents, copyrights, and knowhow for the technology underlying the Company’s bfLEAP™ analytical AI/ML platform. In consideration for the new license entered into in July 2022 with JHU-APL, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment Number 1 of the July 2022 license agreement pursuant to which the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments of $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000 and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000. All other financial terms remain the same. As a result of this amendment, the minimum annual payments were $30,000 for 2022 and $60,000 for 2023, and the minimum annual payments will be $300,000 for 2024 and beyond, all of which are creditable against royalties paid by us. As of December 31, 2024, we have accrued $300,000 of the 2024 minimum annual royalty payments, and the entire accrued balance was paid in January 2025.

We intend to continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world, which has already been successfully applied in multiple sectors.

We have staffed our business using funds from our initial public offering and subsequent financings and have entered into partnerships and relationships and recently completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide License Agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we have signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”) whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and/or drug product for our R&D and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under good manufacturing practices, and packaged for clinical use or sale. Since we are a company focused on using our AI/ML technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings, we have implemented several initiatives: investor relations and marketing to promote and raise awareness of the Company in the financial and business sectors, research and development, collaboration with J Craig Venter Institute (“JCVI”) and initiated preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

Internally, the Company has added incremental staff to accelerate execution and the development of processes and custom scripts for use in performing new drug target discovery and analytical services for customers, while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources, such as our agreement with the LIBD. We also transitioned our accounting and financial reporting systems and processes to enhance our internal control environment as a public company. Capital from the IPO was also used to retire two notes that were sold to fund the Company through the IPO as well as other debts accrued over time to our staff, employees and consultants, and obligations related to the acquisition of our licensed drug programs.

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO.  In February 2024, we received net proceeds of approximately $5.7 million from an underwritten secondary public offering of common stock and warrants. Additionally, in October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. As of December 31, 2024, the Company has a cash balance of approximately $5.4 million. As of December 31, 2024, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing and/or revenues to meet its obligations arising from normal business operations when they become due.

Our Strategy

The Company has a unique strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships will be structured as a combination of fees and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and increase the speed of the drug development process, which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.

In the future, the second part of our strategy involves acquiring the rights to drugs at various stages of development and using our proprietary AI/ML technology to advance the development of such drugs, with the objective of creating near term value and then exiting and monetizing as quickly as possible, preferably within approximately 30 months.

Results of Operations

For the years ended December 31, 2024 and 2023

Revenue and Costs of Goods Sold

We recognized $65,000 in revenue and $5,200 in costs of goods sold during the year ended December 31, 2023 related to a commercial service contract. We did not recognize any revenue in the year ended December 31, 2024.

Operating Expenses

	Year ended December 31,		Net Change
	2024	2023	$	%
Operating expenses:
Research and development	$2,223,265	$1,432,614	$790,651	55%
General and administrative	5,013,118	3,994,710	1,018,408	25%
Total operating expenses	$7,236,383	$5,427,324	$1,809,059	33%

Research and Development

Our research and development expenses for the year ended December 31, 2024 increased by approximately $791,000 or 55% compared the year ended December 31, 2023, primarily due to increased personnel costs related to the hiring of additional R&D staff members. In addition, in the first quarter of 2024, we engaged disease experts as area consultants, we expanded our target discovery efforts, and we also initiated a preclinical obesity study related to an siRNA program. Going forward, we expect our R&D expenses to increase as we begin the validation process on potential targets identified in our target discovery program.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2024 increased by approximately $1,018,000 or 25% compared to the year ended December 31, 2023, primarily due to increased personnel costs related to the hiring of additional staff members, as well as associated increases in equity compensation costs and recruiting fees as we work to expand our headcount and capabilities.

Other Income (Expense), Net

Interest expense decreased by approximately $61,000 for the year ended December 31, 2024, compared to the same period ended December 31, 2023 due to our outstanding notes converting or being paid off in 2023. In 2023, we also recognized a loss on the conversion of notes of approximately $93,000 in the year ended December 31, 2023. Interest income increased by approximately $77,000 primarily due to an increase in our average cash balances.

Liquidity and Capital Resources

Through December 31, 2024, the Company has an accumulated deficit of approximately $16.8 million and has funded its operations through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In February 2023, the Company completed its IPO of 1,297,318 units at a price of $6.50 per unit for a total of approximately $8.4 million of gross proceeds. Each unit consists of one share of the Company’s common stock, one tradeable warrant to purchase one share of common stock at an exercise price of $7.80 per share, and one non-tradeable warrant to purchase one share of the Company’s common stock at an exercise price of $8.125.

In connection with, and immediately prior to, the IPO, the Company also completed a 1-for-7 reverse stock split of our common stock.

In connection with the IPO, a simple agreement for future equity (“SAFE”) and convertible loan agreement held by a related party converted into 55,787 shares of common stock. Additionally, all outstanding convertible bridge notes and accrued interest were converted into 276,289 shares of common stock and 276,289 warrants to purchase common stock and were issued to the holders of such notes at conversion.

In April 2023, the holders of outstanding warrants exercised 436,533 warrants for common stock at various exercise prices and the Company received net proceeds of approximately $1.5 million.

In February 2024, we completed an underwritten offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In October 2024, we completed a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants generating approximately $2.7 million of net proceeds.

During 2024, we received approximately $0.1 million from the exercise of warrants.

As of December 31, 2024, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing and/or revenues to meet its obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

Consolidated Cash Flow Data

	Year ended December 31,		Net Change
	2024	2023
Net cash (used in) provided by
Operating activities	$(5,610,249)	$(6,001,299)	$391,050
Investing activities	-	-	-
Financing activities	8,421,502	8,568,359	(146,857)
Net increase in cash and cash equivalents	$2,811,253	$2,567,060	$244,193

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 decreased by approximately $391,000 compared to the same period ended December 31, 2023 primarily due to paying down accrued expenses for technology access, consultants, and compensation in 2023, partially offset by increased operating costs in 2024 primarily relating to increased personnel costs.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during any of the periods presented.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 decreased by approximately $147,000, compared to the same period ended December 31, 2023 primarily due to fewer proceeds from equity issuances in 2024 partially offset by payments of debt in 2023.

Critical Accounting Policies

In Note 2 of our Audited Financial Statements for the year ended December 31, 2024 found elsewhere in this Annual Report on Form 10-K, we included a discussion of the most critical accounting policies used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the completion of the 2024 audit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

Financial Operations Overview

Revenue

We completed our first commercial service contract and recognized revenue in the amount of $65,000 in the third quarter of 2023. We did not recognize any revenue in 2024. In February 2025, we announced our entry into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2025 or beyond.

Operating Expenses

We classify our operating expenses into two categories: research and development and general and administrative. Prior to 2023, most of our activities were related to: technology evaluation, acquisition and validation, capital acquisition and business development activities in general, which we believe have readied the Company for contract services while exploring strategic partnering and asset acquisition. These activities and related expenditures have been recorded and reported as general and administrative in our financial statements. In 2022, we licensed two drug development programs from universities and entered into a new license with JHU-APL for new intellectual property and other enhancements used with our bfLEAP™ platform. We incurred license and annual minimum royalty fees associated with these relationships in 2023 and 2024, and we expect our research and development expenses to increase in 2025 as we initiate activities directed towards the development of service offering products, collaborations and preclinical studies aimed at generating the data to enable the filing of an Investigational New Drug (IND) application.

Research and Development Costs and Expenses

Research and development costs and expenses in 2023 and 2024 include development activities on our licensed drug candidates and our discovery collaborations with JCVI. In addition to fees paid to external service providers, we are also allocating internal costs for personnel working on these efforts in addition to personnel costs related to our internal efforts to develop our product and service offerings using bfLEAP™. We anticipate our research and development costs could become significant as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing an IND for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

General and administrative costs and expenses in 2023 and 2024 include personnel costs and costs associated with being a public company such as D&O insurance, audit and tax provider fees, SEC legal counsel, and exchange listing costs. Additionally, our general and administrative costs include expenses for our business development, investor relations and marketing efforts. We anticipate our general and administrative expenses increasing in the future to support our service offerings and clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

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

We are also considered a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Annual Report on Form 10-K, as a result of the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the audited consolidated financial statements in this filing on Form 10-K, fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our Company have been detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

As previously disclosed, management identified material weaknesses in its internal controls over financial reporting at December 31, 2023 which continue to be unremediated as of December 31, 2024. Specifically, Management noted the Company did not properly document, implement or operate a system of effective internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, and the noted material weaknesses, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective.

Ongoing Remediation Efforts

Management is in the process of implementing improvements to its internal controls over financial reporting. Namely the Company has and is continuing to:

●	transition its day-to-day accounting processes to an external firm including automating its vendor payments;
●	complete the transfer of the overall accounting process to an enterprise type accounting platform;
●	periodically review the design and effectiveness of our controls including the creation of an annual risk assessment and ongoing monitoring activities; and
●	evaluate all internal and external resources to ensure they are appropriate for the level and complexity of our current operations. This includes the hiring of a Corporate Controller in 2024.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”. As previously discussed, in June 2023, Vininder Singh, the Chief Executive Officer and a Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) August 31, 2025; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in September 2023, 100,000 shares were sold under the plan in the first quarter of 2024, and 50,000 shares were sold under the plan in each of the second, third, and fourth quarters of 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position(s)
Executive Officers:
Vininder Singh	56	Chief Executive Officer and Director
Josh Blacher	52	Chief Financial Officer
Non-Executive Directors:
R. Donald Elsey	71	Director and Chair of Audit Committee
William Enright	61	Director and Chair of Compensation Committee
Jason D. Hanson	56	Director and Chair of Nominating and Corporate Governance Committee

Vininder (Vin) Singh is the founder of Bullfrog AI Holdings, Inc. and has served as its Chairman and CEO since its inception in August 2017. Over the past seven years, he has built the Company from scratch and, during that time, he led strategy, built a highly experienced team of leaders, spearheaded the acquisition and development of the Company’s core AI technology and drug assets, secured the first revenue, and raised approximately $2 million in financing prior to the Company’s IPO in February 2023. In February of 2020, he formed Bullfrog AI Holdings, Inc., and Bullfrog AI Inc. became a wholly owned subsidiary designated as the holder of core intellectual property. Vin is a serial entrepreneur and experienced executive with 25 years of experience in the life sciences and biotechnology industries. He has extensive start-up experience having founded and built several pioneering investor-backed companies including Bullfrog AI, which uses AI/ML to enable drug development, Next Healthcare Inc., a personalized diagnostics and adult cell banking service, and MaxCyte Inc. (NASDAQ: MXCT), a cell therapy company. He was also an executive at GlobalStem Inc. and ThermoFisher Scientific, leading their global cell therapy services business. Vin has a B.S. in Electrical Engineering from Rutgers University, an M.S. in Biomedical Engineering from Rensselaer Polytechnic Institute, and an M.B.A. from Johns Hopkins University. We believe that Mr. Singh is qualified to serve as a member of our board of directors due to the perspective and experience that he brings as our founder and Chief Executive Officer, his extensive experience in the science and biotechnology industries and in the management of startup companies.

Josh Blacher has been the Chief Financial Officer of Bullfrog AI Holdings, Inc. since December 2024. Mr. Blacher has served as an employee of Danforth Advisors since September 2022, where he has worked as a chief financial officer in a consulting capacity for a number of life sciences companies as well as Managing Partner of Columbus Circle Capital LLC since August 2019. In his capacity as a consultant of Danforth, he has served as Chief Financial Officer of Predictive Oncology since September 2023 as well as Rampart Bioscience and Excision Bio Therapeutics, among others. During his tenure at Columbus Circle Capital, Mr. Blacher has served as chief financial officer at several public and private companies. Prior to his tenure at Columbus Circle Capital, Mr. Blacher served as Chief Business Officer at Inmed Pharmaceuticals (Nasdaq: INM) from April 2018 to August 2019, as Chief Financial Officer of Therapix Biosciences (Nasdaq: TRPX) from April 2017 to April 2018, and as Chief Financial Officer at Galmed Pharmaceuticals (Nasdaq: GLMD) from October 2014 to March 2017. Earlier in his career, Mr. Blacher served in senior capacities at Teva Pharmaceuticals, Deutsche Asset Management and Morgan Stanley. Mr. Blacher holds a Bachelor of Arts from Yeshiva University and a Master of Business Administration from Columbia Business School.

R. Don Elsey has been a director and chair of the Audit Committee of our board since February 2023. Mr. Elsey was the Chief Financial Officer of Lyra Therapeutics until his retirement in December 2020. Previously, from February 2015 to February 2019, Mr. Elsey served as Chief Financial Officer at Senseonics, Inc., a medical device company. From May 2014 until February 2015, Mr. Elsey served as Chief Financial Officer of Regado Biosciences, Inc., a biopharmaceutical company. From December 2012 to February 2014, Mr. Elsey served as Chief Financial Officer of LifeCell Corporation, a privately held regenerative medicine company. Mr. Elsey holds a B.A. in economics and an M.B.A. in finance from Michigan State University. We believe that Mr. Esley is qualified to serve as a member of our board of directors because of his extensive professional experience in science and biotechnology companies.

William “Bill” Enright has been a director and chair of the Compensation Committee of our board since February 2023. He is a seasoned biotech executive with more than thirty-four years of experience in building and financing both privately held and publicly held companies and he is currently the Chief Executive Officer and a Director of Barinthus Biotherapurtics plc (NASDAQ: BRNS), which he helped to take public in April 2021. Prior to Barinthus, Mr. Enright spent more than ten years at Altimmune (NASDAQ: ALT) as a director, president & chief executive officer, moving multiple programs into clinical testing, completing several acquisitions, and eventually taking the company public. Prior to joining Altimmune, Mr. Enright spent six years with GenVec, Inc. (acquired by Precigen) with increasing responsibilities, culminating as Head of Business Development. Mr. Enright brings a breadth of experiences in a variety of positions within the life science/biotech industry, including time as a consultant, a bench scientist and 12 years with Life Technologies, Inc. (acquired by Thermo-Fisher), working in various senior level licensing, business management, manufacturing and research roles. Mr. Enright received a Master of Arts in Molecular Biology from SUNY at Buffalo and a Master of Science in Business Management from Johns Hopkins University. We believe that Mr. Enright is qualified to serve as a member of our board of directors because of his extensive professional experience in life science/biotech companies and in the management of public companies.

Jason Hanson has served as a director and chair of the Nominating and Corporate Governance Committee since February 2023. Mr. Hanson served as Chief Executive Officer and as a director of enGene Inc. from July 2018 to July 2024. He also served as President of enGene Inc. from July 2018 to December 2022. Mr. Hanson effectively re-launched enGene from a small private company working in the GI discovery space into a clinical stage gene therapy oncology company trading on Nasdaq, implementing a new scientific, technical and strategic vision for the Company. From August 2016 to November 2017, Mr. Hanson served as President and Chief Executive Officer of Ohana Biosciences, a biotechnology company based in Cambridge, MA, and as member of the Ohana Board of Directors and consultant to Ohana from November 2017 to June 2018. Mr. Hanson previously served as Executive Vice President and Chief Strategy Officer for NuVasive, Inc. from November 2015 to August 2016. Mr. Hanson served as Corporate Vice President of General Electric Company and member of the senior executive team of GE Healthcare, a global pharmaceutical, medical device and healthcare services business from May 2014 to October 2015. In January 2013, Mr. Hanson served as Company Group Chairman and Executive Vice President of Valeant Pharmaceuticals International, Inc. (now Bausch Health Companies Inc.). Previously, he served in various roles at Medicis Pharmaceutical Corporation, including as Executive Vice President and Chief Operating Officer between July 2006 and December 2012. Mr. Hanson also served in numerous roles at GE Healthcare, including General Counsel roles, from April 1999 to July 2006. Mr. Hanson holds a B.S. from Cornell University and a J.D. from Duke University School of Law. We believe that Mr. Hanson is qualified to serve as a member of our board of directors because of his extensive professional experience in science and biotechnology companies.

Board Diversity

The table below provides certain information regarding the diversity of our board of directors as of the date of this annual report.

Board Diversity Matrix
Country of Principal Executive Officers:	United States
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	N/A
Total Number of Directors	4

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	0	4	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	N/A
LGBTQ+	N/A
Did Not Disclose Demographic Background	N/A

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

The audit committee is appointed by the board of directors to assist the board of directors in its duty to oversee the Company’s accounting, financial reporting, and internal control functions and the audit of the Company’s financial statements. The role of the audit committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the Company’s independent auditor, including the independent auditor’s independence, the performance of the Company’s internal audit function; and the Company’s compliance with legal and regulatory requirements. The audit committee met 5 times in 2024.

Compensation Committee

Our compensation committee consists of William Enright, Don Elsey and Jason Hanson, with Mr. Enright serving as chair. Our board of directors has adopted a written charter for the compensation committee, which can be found on our website at https://ir.bullfrogai.com/corporate-governance/governance-documents.

The compensation committee is responsible for reviewing and recommending, among other things:

●	the adequacy and form of compensation of the board;
●	the compensation of the Chief Executive Officer, including base salary, incentive bonus, stock option and other grant awards, and benefits upon hiring and on an annual basis;
●	the compensation of other senior management upon hiring and on an annual basis; and
●	the Company’s incentive compensation and other equity-based plans and recommending changes to such plans to our board of directors, when necessary.

The compensation committee met 4 times in 2024.

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

The nominating and corporate governance committee met 4 times in 2024.

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

Clawback Policy

The Board has adopted the Bullfrog AI Clawback Policy (the “Clawback Policy”), effective December 1, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy is attached as an exhibit to this annual report and can be found at www.bullfrogai.com.

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

Section 16(a) Beneficial Ownership Compliance

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, except for one Form 4 by each of Messrs. Elsey, Enright and Hanson concerning the annual grant of stock options in September 2024.

Nomination Process

As of December 31, 2024, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the insider trading policy is attached as an exhibit to this Annual Report on Form 10-K.

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total Compensation
Vininder Singh	2024	$400,000		$-	$-	$230,680	$-	$-	$-	$630,680
Chief Executive Officer and Director	2023	$707,666	(1)	$-	$-	$-	$-	$-	$-	$707,666

Dane Saglio	2024	$252,581		$-	$-	$100,740	$-	$-	$-	$353,321
Chief Financial Officer	2023	$310,000	(2)	$50,000	$-	$147,000	$-	$-	$-	$507,000

Josh Blacher	2024	$10,631		$-	$-	$-	$-	$-	$-	$10,631
Chief Financial Officer	2023	$-		$-	$-	$-	$-	$-	$-	$-

(1)	Comprised of $380,000 related to Mr. Singh’s 2023 salary, and salary amounts of $240,000 and $87,666 deferred in 2022 and years prior to 2022, respectively, and paid in 2023.
(2)	Comprised of $220,000 related to Mr. Saglio’s 2023 consulting fees, and consulting fees of $90,000 deferred in 2022 and paid in 2023.

Employment Agreements

On May 16, 2022, we entered into an employment agreement with Vininder Singh, pursuant to which he received an annual base salary of $400,000, which is subject to bi-annual review by the Company. Mr. Singh is also eligible for an annual bonus based on the achievement of certain goals and performance criteria established by the Board. Mr. Singh’s target annual bonus for the fiscal years ended 2022 through 2025 will be a minimum of twenty (20%) percent of the current base salary, with a maximum payout of up to one-hundred (100%) percent based on target achievement. Mr. Singh will also be eligible to participate in the Company’s stock incentive plan, subject to Board approval. The agreement with Mr. Singh shall continue until either his resignation, termination for cause by the Company, or death or disability of Mr. Singh.

Consulting Agreements

On December 7, 2024, Dane Saglio, the Company’s former Chief Financial Officer, passed away. Mr. Saglio served as the Company’s Chief Financial Officer since September 2021. Mr. Saglio was a valued member of the Company’s executive management team and will be greatly missed. Prior to his passing, Mr. Saglio served as Chief Financial Officer pursuant to a consulting agreement with the Company that provided for annual compensation of $270,000. Under the agreement, Mr. Saglio was also entitled to a cash bonus and to participate in the Company’s stock incentive plan, each as determined by the Board.

On December 12, 2024, the Board of Directors appointed Josh Blacher to serve as the Company’s Chief Financial Officer. In such capacity, Mr. Blacher will serve as the principal financial officer and principal accounting officer of the Company. Mr. Blacher provides services to the Company as an independent contractor pursuant to a master services agreement entered into on December 13, 2024 (the “Consulting Agreement”) by the Company and Danforth Advisors, LLC (“Danforth”). Pursuant to the Consulting Agreement, the Company will pay Danforth cash compensation at a rate of $525 per hour for Mr. Blacher’s services, which is subject to an optional increase by Danforth of up to 5% on January 1 of each year. Mr. Blacher will receive no compensation directly from the Company.

Director Compensation

The following table summarizes the compensation paid to our executive and non-executive directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	All Other Compensation	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total Compensation
Vininder Singh(3)	$-	$-	$-	$-	$-	$-	$-
R. Donald Elsey	$45,000	$-	$34,050	$-	$-	$-	$79,050
William Enright	$45,000	$-	$34,050	$-	$-	$-	$79,050
Jason D. Hanson	$45,000	$-	$34,050	$-	$-	$-	$79,050

(1) Represents cash compensation for service as a director and as chair of a board committee during the fiscal year 2024.

(2) Represents annual value of stock options issued during fiscal year 2024 under our 2022 Equity Incentive Plan.

(3) Mr. Singh did not receive additional compensation for his service as a director of our Company during the fiscal year 2024.

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

Equity Compensation Plans

On November 30, 2022, our Board of Directors and shareholders adopted the 2022 Equity Incentive Plan (the “Plan”). Pursuant to the Plan, we are authorized to grant options and other equity awards to officers, directors, employees and consultants. The exercise price of each share of common stock purchasable under an award issued pursuant to the Plan, shall be determined by our compensation committee, in its sole discretion, at the time of grant, but shall not be less than 100% of the fair market value of such share of common stock on the date the award is granted, subject to adjustment and conditions further described in the Plan. Our compensation committee shall also have sole authority to set the terms of all awards at the time of grant. As of December 31, 2024, there are 150,682 shares available under the Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by each named executive officer as of December 31, 2024. This table includes unexercised and unvested options and equity awards.

Outstanding Equity Awards as of December 31, 2024
Option Awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dane Saglio	March 17, 2023	75,000	-	-	$2.80	December 7, 2025
Dane Saglio	January 18, 2024	34,500	-	-	$3.89	December 7, 2025
Vininder Singh	January 18, 2024	26,860	52,140	-	$3.89	January 18, 2034

(1)	The standard vesting schedule for all stock option grants is vesting over two years with one-third vesting on the date of grant, one-third vesting on the first anniversary of the date of grant, and one-third vesting on the second anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 4, 2025 by:

●	each of our named executive officers;
●	each of our directors;
●	all of our current directors and executive officers as a group; and
●	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 4, 2025, pursuant to the exercise of options or warrants, vesting of common stock or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 9,415,525 shares of common stock issued and outstanding as of March 4, 2025.

Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated, the address of each of the persons shown is c/o Bullfrog AI Holdings, Inc., 325 Ellington Blvd., Unit 317, Gaithersburg, MD 20878.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:

Vininder Singh Chief Executive Officer and Director (1)	2,470,376	26.09%

Dane Saglio Chief Financial Officer (2)	156,642	1.64%

Josh Blacher
Chief Financial Officer	0	-

R. Donald Elsey (3)	36,664	*

William Enright (3)	36,664	*

Jason D. Hanson (3)	36,664	*

All officers and directors as a group (6 persons)	2,737,010	28.20%

Beneficial owners of more than 5%

Tivoli Trust (4)	904,391	8.81%

Empery Asset Management, LP (5)	929,857	9.88%

* Less than 1%

(1)	Comprised of 2,392,446 shares of Common Stock, 77,930 Stock Options currently exercisable, and 0 Stock Options exercisable within 60 days.

(2)	Comprised of 47,142 shares of Common Stock, 109,500 Stock Options currently exercisable, and 0 Stock Options exercisable within 60 days.

(3)	Comprised of 34,442 Stock Options currently exercisable and 2,222 Stock Options exercisable within 60 days.

(4)	Comprised of 73,449 shares of non-voting Series A Preferred Stock, 115,185 warrants exercisable at $2.50 per share and 54,714 shares of Common Stock. Assumes the conversion of all Series A Preferred Stock into common stock in an amount equal to ten shares of common stock for each one share of Series A Preferred Stock.

(5)	Based on information provided in a Schedule 13G filed on January 14, 2025 by Empery Asset Management, LP (“Empery”), Ryan M. Lane, and Martin D. Hoe, Empery and Messrs. Lane and Hoe have shared voting and dispositive power over 929,857 shares of common stock of the Company. Messrs. Lane and Hoe each disclaim beneficial ownership of the shares reported herein except to the extent of their pecuniary interests therein.

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

Share Reserve. The number of shares of our common stock originally available for issuance under our 2022 Plan was 900,000 shares. Notwithstanding the number of shares available for issuance, on the first day of each year commencing January 1, 2023, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the number of shares eligible for awards under the 2022 Plan will automatically increase to an amount equal to 15% of the total number of shares of common stock outstanding as of December 31st of the preceding fiscal year. Accordingly, as of January 1, 2025, there were 603,456 shares available for issuance under the 2022 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	763,514	$4.04	150,682
Equity compensation plans not approved by security holders	747,376	$1.69	0
Total	1,510,890	$2.88	150,682

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than with respect to compensation arrangements, including employment, and indemnification arrangements, discussed in this Annual Report on Form 10-K, there have been no transactions since January 1, 2023, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

In July 2021, the Company entered into a Simple Agreement for Future Equity (SAFE) with a related party, Tivoli Trust (the “Investor”), for an amount of $150,000, with 0% interest. Under the SAFE agreement, if there is an Equity Financing before the termination of this SAFE, on the initial closing of such Equity Financing, this SAFE will terminate and automatically convert into shares of common stock. Upon the closing of the Company’s IPO in February 2023, the SAFE terminated and converted into 32,967 shares of common stock according to its terms. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $63,626 loss on the conversion.

In August 2021, the Company entered into a convertible loan agreement with a related party in the amount of $99,900 at 9% interest. In February 2023, the related party elected to convert the convertible loan into 21,747 shares of common stock according to its terms upon the closing of the Company’s IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $29,333 loss on the conversion.

In October 2022, the Company entered into an exchange agreement with the Investor whereby all of his common stock, 734,493 shares of common stock, were exchanged into 73,449 shares of Series A Convertible Preferred Stock that converts to common at a rate of 10 common for one preferred. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the Investor owning more than 4.99% of the Company’s outstanding common stock at such time.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees billed by M&K CPAs for the fiscal years ended December 31, 2024 and 2023, inclusive of out-of-pocket expenses.

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

	Year Ended December 31,
Fee Category	2024	2023
Audit fees(1)	$44,725	$35,200
Audit-related fees(2)	26,820	36,550
Tax fees(3)	-	-
All other fees(4)	-	-
Total fees	$71,545	$71,750

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.
(2)	Audit-related fees consist of fees for professional services rendered in connection with submissions of Registration Statements on Form S-1 or Form S-3 for our initial public offering and subsequent financings.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning.
(4)	All other fees consist of fees related to engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

For a list of the consolidated financial statements included herein, see Index to Consolidated Financial Statements on page F-1 of this Annual Report, which is incorporated into this Item by reference.

b)	Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and WallachBeth Capital LLC dated January 31, 2024, incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024.
3.1	Amended and Restated Articles of Incorporation of Bullfrog AI Holdings, Inc. incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
3.2	Bylaws of Bullfrog AI Holdings, Inc. incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
4.1	Form of Bullfrog AI Holdings, Inc. Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 19, 2022.
4.2	Form of Common Stock Purchase Warrant to be issued to Holders of the Registrant’s Convertible Promissory Notes, incorporated by reference to Exhibit 4.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
4.3

Form of Warrant Agent Agreement for the Warrants to be issued as part of the Units to be sold in the Offering, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023.

4.4	Form of (Tradeable) Common Stock Purchase Warrant to be issued as part of the Units to be sold in the Offering pursuant to the Warrant Agent Agreement, incorporated by reference to Exhibit 4.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
4.5	Form of (Non-tradeable) Common Stock Purchase Warrant to be issued as part of the Units to be sold in the Offering pursuant to the Warrant Agent Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
4.6	Form of Pre-Funded Warrant issued February 5, 2024, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024.
4.7	Form of Representative Warrant issued February 5, 2024, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024.
4.8	Form of Warrant Agency Agreement, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024.
4.9	Form of Common Stock Purchase Warrant issued February 5, 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2024.
4.10	Form of Pre-Funded Warrant issued to the investor party thereto on October 21, 2024 incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2024.
4.11	Form of Common Warrant issued to the investor party thereto on October 21, 2024 incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2024.
4.12	Form of Placement Agent Warrant issued to WallachBeth Capital, LLC on October 21, 2024, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2024.
4.13●	Description of Securities.
10.1	Acquisition Agreement with Bullfrog AI, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.2	Advisor Agreement between the Company and Greentree Financial Group, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.3	Consulting Agreement between the Company and Garrett Newman incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.4	Employment Agreement with Vininder Singh incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.5	Patent License Agreement between the Company and George Washington University, dated January 14, 2022 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.

10.6	Exclusive License Agreement between the Company and Johns Hopkins University, dated February 22, 2022 incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.7	License Agreement between the Company and Johns Hopkins Applied Physics Laboratory LLC, dated July 8, 2022 incorporated by reference to Exhibit 10.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.8	License Agreement between the Company and Johns Hopkins Applied Physics Laboratory LLC, dated February 7, 2018 incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.9	License Agreement between the Company and Johns Hopkins University (JHU) and the Institute of Organic Chemistry and Biochemistry (IOCB) of the Czech Academy of Sciences, dated October 13, 2022 incorporated by reference to Exhibit 10.9 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
10.10

Amendment No. 1 to License Agreement between Bullfrog AI, Inc. and the John’s Hopkins University Applied Physics Laboratory LLC dated June 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2023.

10.11	Data Use and Technology Partnership Agreement dated September 7, 2023 by and between the Company and the Lieber Institute for Brain Development (LIBD), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2023.
10.12	Commercial Agreement by and between the Company and the Lieber Institute for Brain Development dated October 13, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2023.
10.13	2022 Equity Compensation Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2023.
10.14●	Form of Indemnification Agreement between Bullfrog AI Holdings, Inc. and each of its directors and officers
10.15●	Form of Stock Option Grant Agreement
10.16	Master Services Agreement, dated December 13, 2024, by and between the Company and Danforth Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2024.
10.17	Form of Securities Purchase Agreement, dated October 18, 2024, by and between the Company and the investor party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2024.
10.18	Form of Placement Agency Agreement, dated October 18, 2024, by and between the Company and WallachBeth Capital, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2024.
14.1	Code of Ethics
19.1	Insider Trading Policy
21.1	List of significant subsidiaries of Bullfrog AI Holdings, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-267951) filed with the Securities and Exchange Commission on February 13, 2023.
23.1	Consent of M&K CPAS PLLC, an independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

●	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2025	Bullfrog AI Holdings, Inc.

	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Vininder Singh	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2025
Vininder Singh

By:	/s/ Josh Blacher	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025
Josh Blacher

By:	/s/ R. Donald Elsey	Director	March 14, 2025
R. Donald Elsey

By:	/s/ William Enright	Director	March 14, 2025
William Enright

By:	/s/ Jason D. Hanson	Director	March 14, 2025
Jason D. Hanson

BULLFROG AI HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bullfrog AI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bullfrog AI Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2024 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

In prior years, the Company reported continued net losses from operations and negative cash flows from operations. As of December 31, 2024, management determined their cash and cash equivalents balance may not sufficiently cover operating expenditures for the next twelve-month period without raising additional funds. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future expenditures, which are difficult to substantiate.

We evaluated the appropriateness of management’s evaluation of the company’s going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern consideration and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

The Woodlands, Texas

March 14, 2025

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,435,983	$2,624,730
Prepaid expenses	111,597	145,882
Total current assets	5,547,580	2,770,612

Property and equipment, net	4,250	5,974
Total assets	$5,551,830	$2,776,586

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$435,934	$103,656
Accrued expenses	152,156	80,694
Total current liabilities	588,090	184,350
Total liabilities	588,090	184,350

Stockholders’ equity:
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of December 31, 2024 and 2023.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 9,113,139 and 6,094,644 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	91	61
Additional paid-in capital	21,757,204	12,347,098
Accumulated deficit	(16,793,556)	(9,754,924)
Total stockholders’ equity	4,963,740	2,592,236
Total liabilities and stockholders’ equity	$5,551,830	$2,776,586

 The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue:
Revenue	$-	$65,000
Total revenue	-	65,000

Cost of goods sold:
Cost of goods sold	-	5,200
Total cost of goods sold	-	5,200

Gross profit	-	59,800

Operating expenses:
Research and development	2,223,265	1,432,614
General and administrative	5,013,118	3,994,710
Total operating expenses	7,236,383	5,427,324

Loss from operations	(7,236,383)	(5,367,524)

Other income (expense), net
Interest expense	(18,158)	(79,089)
Loss on conversion of notes	-	(92,959)
Interest income	260,894	183,703
Total other income (expense), net	242,736	11,655
Net loss	(6,993,647)	(5,355,869)
Deemed dividend related to warrant exercise price adjustment	(44,985)	-
Net loss attributable to common stockholders	$(7,038,632)	$(5,355,869)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.85)	$(0.89)
Weighted average number of shares outstanding - basic and diluted	8,245,353	6,049,819

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	73,449	$1	4,021,935	$40	$1,341,662	$(4,399,055)	$(3,057,352)
Stock-based compensation	-	-	-	-	631,533	-	631,533
Issuance of common stock (initial public offering), net of issuance costs	-	-	1,297,318	13	7,293,638	-	7,293,651
Issuance of common stock for services	-	-	7,692	1	49,999	-	50,000
Conversion of convertible debt to common stock	-	-	331,166	3	1,535,612	-	1,535,615
Issuance of common stock pursuant to warrant exercises	-	-	436,533	4	1,494,654	-	1,494,658
Net loss	-	-	-	-	-	(5,355,869)	(5,355,869)
Balance at December 31, 2023	73,449	1	6,094,644	61	12,347,098	(9,754,924)	2,592,236
Stock-based compensation	-	-	-	-	943,649	-	943,649
Issuance of common stock and warrants, net of issuance costs	-	-	2,109,694	21	8,315,665	-	8,315,686
Issuance of common stock pursuant to warrant exercises	-	-	908,801	9	105,807	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	44,985	(44,985)	-
Net loss	-	-	-	-	-	(6,993,647)	(6,993,647)
Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$(16,793,556)	$4,963,740

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,993,647)	$(5,355,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,724	1,725
Stock-based compensation	943,649	631,533
Shares issued for services	-	50,000
Loss on conversion of notes	-	92,959
Amortization of debt discount	-	20,000
Changes in operating assets and liabilities:
Prepaid expense	34,285	(130,882)
Accounts payable	332,278	(440,337)
Accrued expenses	71,462	(838,428)
Deferred revenue	-	(32,000)
Net cash used in operating activities	(5,610,249)	(6,001,299)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	8,315,686	7,293,651
Proceeds from exercise of warrants	105,816	1,494,658
Proceeds from notes payable	-	100,000
Payments of notes payable	-	(319,950)
Proceeds from short term insurance financing	561,885	697,534
Payments of short term insurance financing	(561,885)	(697,534)
Net cash provided by financing activities	8,421,502	8,568,359

Net increase in cash and cash equivalents	2,811,253	2,567,060
Cash and cash equivalents, beginning of period	2,624,730	57,670
Cash and cash equivalents, end of period	$5,435,983	$2,624,730

Supplemental cash flow information:
Cash paid for interest	$18,158	$93,916
Cash paid for taxes	-	-

Supplemental non-cash activity
Issuance of common stock upon conversion of notes payable	$-	$1,535,615

The accompanying notes are an integral part of these consolidated financial statements.

BULLFROG AI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1. Organization and Nature of Business

Description of Business

Bullfrog AI Holdings, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC, which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All the Company’s operations are currently conducted through Bullfrog AI Holdings, Inc., which began operations on February 6, 2020. The Company is focused specifically on advanced AI/ML-driven analysis of complex data sets in medicine and healthcare. The Company’s objective is to utilize its AI/ML platform to provide a precision medicine approach to drug asset enablement through external partnerships and selective internal development.

Most new therapeutics will fail at some point in preclinical or clinical development. These failures are the primary drivers for the high cost of developing new therapeutics. A major part of the difficulty in developing new therapeutics is efficient integration of complex and highly dimensional data generated at each stage of development to de-risk subsequent stages of the development process. Artificial intelligence and machine learning (“AI/ML”) has emerged as a digital solution to help address this problem.

The Company uses artificial intelligence and machine learning to advance medicines for both internal and external projects. Most current AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, named bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (JHU-APL) which we believe is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP™, for use in several critical stages of development of internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

The proprietary analytical platform utilizes both supervised and unsupervised machine learning. As such, it is able to reveal real and meaningful connections in the data without the need for a priori hypothesis. Algorithms used in the platform are designed to handle highly imbalanced data sets and successfully identify combinations of factors that are associated with outcomes of interest. The Company’s platform leverages models that use both correlative and causative machine learning and artificial intelligence approaches which provide a comprehensive approach to predictive analysis which is expected to lead to meaningful insights including the molecular drivers of disease. In this regard, with the Company’s access to proprietary data sets such as its strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), the Company has increased its internal efforts on target discovery.

The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical therapeutics development for in-house programs and for its strategic partners and collaborators. The Company’s business model includes enabling the success of ongoing clinical trials and rescuing late stage failed drugs (i.e., Phase II or Phase III clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. The Company believes the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. As of December 31, 2024, the Company has a cash balance of approximately $5.4 million. In February 2024 and October 2024, the Company received net proceeds of approximately $5.7 million and $2.7 million, respectively, from the sale of its common stock and warrants. As of December 31, 2024, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing and/or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, there can be no assurance that any such arrangements will be consummated to provide sufficient capital when needed to allow the Company to continue its operations, or if available, on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and/or capital expenditures or to enter into arrangements on unfavorable terms. The Company currently does not have commitments for future funding from any source.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bullfrog AI Holdings, Inc. and its wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

In February 2023, the Company completed a 1-for-7 reverse split of its common stock. Stockholders’ equity and all references to shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates include, but are not limited to, revenue recognition, stock-based compensation, allowances for doubtful accounts, recoverability of deferred tax assets and certain other accrued liabilities. Actual results could differ from these estimates.

Segment Reporting

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is assisted in his responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team, consisting of executives and vice presidents.

The Company views its operations and manages its business as one operating segment, focused on advancing drug development using AI/ML to analyze complex data sets in medicine and healthcare. Segment profit or loss is measured as the Company’s net loss as reported on the Company’s Statement of Operations. The Company monitors its cash and cash equivalents, as reported on the Company’s Balance Sheets, to determine funding for its research and development.

As the Company did not generate revenues in 2024, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

Contract Services

The Company anticipates that the majority of its revenues to be recognized in the near future will result from discovery and monetization of new drug targets and intellectual property from data use partnerships focused on analysis of rich proprietary data sets. The target market for monetization will primarily be mid-size to large biopharmaceutical organizations seeking to build their new drug target pipeline. A secondary revenue channel is fee for service partnerships with biopharmaceutical companies and other organizations of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary AI/ML platform. This platform is aimed at predicting targets of interest, patterns, relationships, anomalies, and molecular drivers of disease. The Company believes that there will be additional on-going work requested from partners; therefore, the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company will receive fees in cash, equity or other consideration and, in some instances, the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

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

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Cash and Cash Equivalents and Concentration of Credit Risk

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.

Stock-Based Compensation

Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Forfeitures are recognized as they occur.

Net Loss per Share

The Company calculates basic net loss per common share by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents in the period, including unvested stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as their effect would be antidilutive.

Recent Accounting Pronouncements

In January 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The new standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. See the Segment Reporting section within Note 2.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for the Company’s fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Property and Equipment

Property and equipment consisted of $8,744 of equipment at both December 31, 2024 and 2023 and accumulated depreciation of $4,494 and $2,770, as of December 31, 2024 and 2023, respectively.

Depreciation expense totaled $1,724 and $1,725 in the years ended December 31, 2024 and 2023, respectively.

4. Accrued Expenses

Accrued expenses consist of the following at December 31:

	2024	2023
Accured payroll and related	$80,705	$32,000
Accrued legal fees	27,601	-
Accrued licensing and royalty fees	20,000	-
Accrued Board fees	16,875	16,875
Accrued research and development project costs	-	28,937
Accrued other expenses	6,975	2,882
Total Accrued expenses	$152,156	$80,694

5. Convertible Notes

August 2021 Note

In August 2021, the Company entered into a convertible loan agreement with an unrelated party for a commitment of up to $195,000 with a 5% original issue discount and a 9% interest rate. The loan was repaid in its entirety in February 2023.

December 2021 Note

In December 2021, the Company entered into a loan agreement with an unrelated party with a principal amount of $25,000, a 10% original issue discount and a 6% interest rate. Concurrent with the closing of the Company’s initial public offering (“IPO”) in February 2023, the note converted according to its terms into 6,939 shares of common stock. No gain or loss was recognized on the conversion.

Convertible Bridge Notes

In 2022, the Company received approximately $991,000 of gross proceeds from the issuance of Convertible Bridge Notes from several offerings. Concurrent with the closing of the Company’s IPO in February 2023, all of the Convertible Bridge Notes converted according to their terms into 269,513 shares of common stock. No gain or loss was recognized on the conversions.

6. Convertible Notes – Related Party

SAFE Agreement

In July 2021, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a related party at a purchase price of $150,000. In February 2023, the SAFE terminated and converted into 32,967 shares of common stock according to its terms upon the closing of the Company’s IPO. The conversion was considered a redemption for accounting purposes and consequently, the Company recognized a $63,626 loss on the conversion.

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

7. Notes Payable

In January 2023, the Company entered into a short-term note payable with a principal balance of $100,000, an original issue discount of 20% and a 9% interest rate. The note was repaid in its entirety in February 2023.

In February 2023, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provided for financing of $697,534 of the premium, repayments in 10 equal monthly installments of $71,485 each through December 2023 and accrued interest at 6.5%. The note was repaid in its entirety in 2023.

In February 2024, the Company again entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provided for financing of $561,885 of the premium, repayments in 10 equal monthly installments of $58,005 each through December 2024 and accrued interest at 6.99%. The note was repaid in its entirety in 2024.

8. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of December 31, 2024. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.

In February 2023, the Company completed its IPO for the sale of 1,297,318 units (each, a “Unit,” collectively, the “Units”) at a price of $6.50 per Unit generating approximately $8.4 million of gross proceeds. Each Unit consisted of one share of the Company’s common stock, one tradeable warrant (each, a “Tradeable Warrant,” collectively, the “Tradeable Warrants”) to purchase one share of common stock at an exercise price of $7.80 per share, and one non-tradeable warrant (each, a “Non-tradeable Warrant,” collectively, the “Non-tradeable Warrants”; together with the Tradeable Warrants, each, a “Warrant,” collectively, the “Warrants”) to purchase one share of the Company’s common stock at an exercise price of $8.125.

In connection with the completion of its IPO, the Company issued an aggregate of 331,166 shares of common stock upon the conversion of certain outstanding convertible debt (see Notes 5 and 6).

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

In April 2023, the Company issued 436,533 shares of common stock following the exercise of 436,533 warrants for proceeds of $1,494,658.

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

In October 2024, the Company received approximately $3.13 million of gross proceeds from the sale of (i) 862,602 shares of the Company’s common stock and pre-funded warrants to purchase up to 702,398 shares of Common Stock with an exercise price of $0.0001 per share, at a purchase price of $2.00 per share of common stock and a purchase price of $1.9999 per pre-funded warrant in a registered direct offering and (ii) warrants to purchase an aggregate of 1,565,000 shares of common stock with an exercise price of $2.00 per share exercisable after six (6) months from the date of issuance for a five-year period from the initial exercise date in a concurrent private placement. In conjunction with the transactions, the Company paid the placement agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the transaction, reimbursed the placement agent for certain out-of-pocket expenses and issued to the placement agent warrants to purchase an aggregate of 62,600 shares of Common Stock, equal to 4% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering. The warrants have an exercise price of $2.00 per share and are exercisable six (6) months from the date of issuance for a five-year period from the initial exercise date.

Dilutive securities are excluded from the diluted earnings per share calculation when their effect is anti-dilutive. As of December 31, 2024, 73,449 shares of preferred stock, 6,935,042 warrants and 832,731 options for common shares were excluded from the calculation of net loss per common share. As of December 31, 2023, 73,449 shares of preferred stock, 3,521,880 warrants and 527,717 options for common shares were excluded from the calculation of net loss per common share. For the year ended December 31, 2024, 430,108 pre-funded warrants are included in the calculation of net loss per common share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. As of December 31, 2024, there are 150,682 awards authorized but unissued available under the Plan.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	69,217	$3.06	7.1	$-
Granted	458,500	$4.34
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at December 31, 2023	527,717	$4.17	9.0	$112,141
Granted	392,000	$3.64
Exercised	-	$-
Forfeited / canceled	(86,986)	$3.83
Outstanding at December 31, 2024	832,731	$3.96	8.5	$-
Vested at December 31, 2024	522,191	$4.04	8.1	$-

The fair value of options granted and modified in the year ended December 31, 2024 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	2024	2023
Expected dividend yield	0%	0%
Expected volatility	85% - 107%	87% - 92%
Risk-free interest rate	3.5% - 5.3%	3.4% - 4.4%
Expected life (in years)	0.5 - 6.0	5.0 - 6.0

●	Volatility - The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $2.78 and $3.15, respectively. The total grant-date fair value of options vested during the years ended December 31, 2024 and 2023 was approximately $819,077 and $585,500, respectively.

During the year ended December 31, 2024, certain stock option awards granted to related parties were modified as follows:

●	In July 2024, the Company modified 131,927 vested stock option awards granted to the former Chief Marketing Officer by extending his period to exercise these awards from 6 months to 12 months following termination. This modification resulted in additional stock-based compensation expense of $28,666.

●	In December 2024, the Company modified stock option awards granted the former Chief Financial Officer by (i) accelerating the vesting of 31,103 unvested options, and (ii) extending the period to exercise all now-vested 109,500 awards from 6 months to 12 months following his passing. These modifications resulted in additional stock-based compensation expense of $51,696.

No options were exercised in any of the periods presented.

During the years ended December 31, 2024 and 2023, the Company recognized approximately $940,642 and $592,268, respectively of compensation expense related to stock options.

As of December 31, 2024, the total unrecognized compensation expense related to unvested stock options was approximately $770,862 which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

Warrants

The following table provides details over the Company’s outstanding warrants including those issued as consideration for services and those issued in conjunction with transactions as of December 31, 2024:

Exercise Price	Expiration	Number of Warrants
$0.0001	N/A	302,398
$0.0007	2030	274,286
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2028	1,443,227
		7,511,726

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2023, the Company issued the following warrants as part of the Company’s February 2023 IPO:

●	276,452 contingent warrants to certain debt holders with an exercise price of $4.27 and an expiration date 5 years from issuance. As of December 31, 2024, 204,033 warrants have been exercised and 72,419 remain outstanding. As a result of the February 2024 and October 2024 secondary offerings, the exercise price of the remaining outstanding warrants was initially reduced to $3.782 and subsequently to $2.00 pursuant to the anti-dilution provision contained in the warrants. The effect of the changes in price was recognized as deemed dividends of $28,245 which increases net loss available to common stockholders for the year ended December 31, 2024.

●	18,000 contingent warrants as fees to the Company’s underwriters with an exercise price of $8.125 and an expiration date 4 years from issuance. As of December 31, 2024, none of these warrants have been exercised. As a result of the February 2024 and October 2024 secondary offerings, the exercise price of the remaining outstanding warrants was initially reduced to $3.782 and subsequently to $2.00 pursuant to the anti-dilution provision contained in the warrants. The effect of the changes in price was recognized as deemed dividends of $16,740 which increases net loss available to common stockholders for the year ended December 31, 2024.

●	1,297,318 tradable warrants with an exercise price of $7.80 and an expiration date 5 years from issuance. As of December 31, 2024, 100 warrants have been exercised and 1,297,218 remain outstanding.

●	1,297,318 non-tradable warrants with an exercise price of $8.125 and an expiration date 5 years from issuance. As of December 31, 2024, 7,500 warrants have been exercised and 1,289,818 remain outstanding.

●	153,409 tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $7.80 and an expiration date 5 years from issuance. As of December 31, 2024, none of these warrants have been exercised.

●	153,409 non-tradeable warrants to our underwriters pursuant to the overallotment options with an exercise price of $8.125 and an expiration date 5 years from issuance. As of December 31, 2024, none of these warrants have been exercised.

During the year ended December 31, 2024, the Company issued the following warrants as part of two secondary offerings:

●	In February 2024, 1,507,139 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of December 31, 2024, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding.

●	In February 2024, 478,429 pre-funded warrants with an exercise price of $0.0001. As of December 31, 2024, all of these pre-funded warrants have been exercised.

●	In February 2024, 90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to the underwriters. The warrants were valued at approximately $263,145, and as of December 31, 2024, none of these warrants have been exercised.

●	In October 2024, 1,565,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and expiration date of 5.5 years from issuance. As of December 31, 2024, none of these warrants have been exercised.

●	In October 2024, 702,398 pre-funded warrants with an exercise price of $0.0001. As of December 31, 2024, 400,000 shares have been exercised in a cashless transaction and 399,987 shares of common stock were issued.

●	In October 2024, 62,600 warrants with an exercise price of $2.00 and an expiration date 5.5 years from issuance to the underwriters. The warrants were valued at approximately $116,436 and as of December 31, 2024, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the years ended December 31, 2024 and 2023:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	678,176	$1.57	7.6	$2,131,123
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Granted	-	$-
Exercised	(14,285)	$2.66
Forfeited / canceled	-	$-
Outstanding at December 31, 2024	663,891	$1.55	5.6	$548,380
Vested at December 31, 2024	663,891	$1.55	5.6	$548,380

During the years ended December 31, 2024 and 2023, the Company recognized $3,007 and $39,265, respectively of compensation expense related to certain warrants.

As of December 31, 2024, there was no unrecognized compensation expense as no unvested warrants remain.

The total grant-date fair value of warrants vested during the year ended December 31, 2024 was approximately $3,007.

9. Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss, credit carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$2,650,540	$1,432,634
Capitalized research and development	647,602	283,353
Stock-based compensation	183,856	175,213
Intangibles	162,701	173,273
Other	12,374	9,438
Total deferred tax assets	3,657,073	2,073,911
Valuation allowance	(3,656,627)	(2,073,459)
Net deferred tax asset	446	452
Deferred tax liabilities:
Property and equipment	(446)	(452)
Total deferred tax liabilities	(446)	(452)
Net deferred tax asset / (liability)	$-	$-

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing, and amount of which are uncertain. Because of the Company’s lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,583,168 and $1,151,827 during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company has available for federal income tax purposes a gross net operating loss carryforward of approximately $10.8 million and a gross state net operating loss carryforward of approximately $4.7 million. The federal net operating loss carryforward does not expire and may be used to offset future taxable income. The state gross net operating loss begins to expire in 2043. Utilization of some of the federal and state net operating loss carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

The Company has provided a valuation allowance against the full amount of the net operating loss benefit and its other net deferred tax assets since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the future tax benefits of the Company’s net deferred tax assets will not be realized. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company has incurred net operating losses since inception and it did not have unrecognized tax benefits as of December 31, 2024 and 2023, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company files income tax returns in the U.S. and certain state jurisdictions. The Company is not currently under examination in these jurisdictions for any tax year. The Company’s tax years beginning with 2021 are open tax years. Because of net operating losses and research credit carryovers, substantially all the Company’s tax years remain open to examination.

Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense for the years ended December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
U.S. Federal statutory tax rate	21.0%	21.0%
Stock-based compensation	(1.6)	(1.1)
Other	(1.1)	(3.3)
Change in valuation allowance	(18.3)	(16.6)
	-%	-%

10. Material Agreements

JHU-APL Technology License

In February 2018, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the license agreement, JHU-APL received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of the Company’s initial public offering. Under the terms of the license agreement, JHU-APL will be entitled to an eight percent (8%) royalty on net sales for the services provided by the Company as well as fifty percent (50%) of all sublicense revenues received by the Company on services and sublicenses in which the JHU-APL licensed technology was utilized. In addition, the Company is required to pay JHU-APL an annual maintenance fee of $1,500. Minimum annual royalty payments are $20,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond. If cumulative annual royalty payments do not reach these levels, the amount due to JHU-APL to reach the annual minimum is due by January 1st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and, upon notice from JHU-APL of a material breach, the Company will have 60 days to cure the material breach. In July 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform. The new license provides additional intellectual property rights including patents, copyrights, and knowhow to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This license supersedes the previous 2018 license. In consideration of the new license, the Company issued 39,879 shares of common stock to JHU-APL. Under the terms of the new license agreement, JHU-APL will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU-APL license is utilized. The new license also contains tiered sub licensing fees that start at 50% and reduce to 25% based on revenues. In addition, under the new license agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond.

In May 2023, the Company and JHU-APL entered into Amendment Number 1 of the July 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and knowhow in exchange for a series of payments totaling $275,000. The first of these payments of $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000, and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same. As of December 31, 2024, we have accrued $300,000 of the 2024 minimum annual royalty payments, and the entire accrued balance was paid in January 2025.

George Washington University - Beta2-spectrin siRNA License

In January 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from George Washington University (“GWU”) for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including hepatocellular carcinoma (“HCC”). The license covers methods claimed in three U.S. and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis.

In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of an NDA and commercialization. As of December 31, 2024, there has been no accrual for royalties since the Company has not begun to generate applicable revenue. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole License

In February 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (“JHU”) for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease. This formulation shows potent activity in animal models with different types of cancer and has been evaluated in a Phase I clinical trial in patients with high-grade glioma (NCT01729260). The trial, an open-label dose-escalation study, assessed the safety and efficacy of the improved formulation with adjuvant temozolomide in 24 patients with newly diagnosed gliomas. Investigators observed no dose-limiting toxicity in patients receiving all but the highest tested dose (200mg/kg/day). Four of the 15 patients receiving the maximum tested dose of 200mg/kg/day experienced dose-limiting toxicity, all of which were reversed by decreasing or eliminating the dose given. There were no serious adverse events attributed to Mebendazole at any dose during the trial. 41.7% of patients who received Mebendazole were alive at two years after enrollment, and 25% were alive at four years (Gallia et al., 2021).

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU will receive a staggered upfront license fee of $250,000. The Company initially paid $50,000 and the remaining balance of $200,000 was paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of December 31, 2024 and 2023, the balance of accrued expense related to this license agreement was $20,000 and $10,000, respectively. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB will receive a staggered upfront license fee of $100,000. The Company will also reimburse JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of December 31, 2024 and 2023, the balance of accrued expense related to this license agreement was $0. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

11. Commitments and Contingencies

While not assured, management does not believe, based upon information available at this time, that a loss contingency will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Additionally, the Company does not have any material commitments.

12. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

Other than as disclosed in this Note 12 and as may be disclosed elsewhere in the notes to the accompanying consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying consolidated financial statements.

In February 2025, the Company announced its entry into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers. Through this collaboration, the Company will apply its proprietary Bullfrog Data Networks™ solution, powered by the bfLEAP® platform, to analyze clinical data from Eleison’s ongoing Phase III trial and previous clinical studies of glufosfamide, an investigational treatment for pancreatic cancer. The platform will evaluate the current trajectory of the trial with respect to safety signals, extract predictive biomarkers for efficacy and safety performance from prior studies to support future trial design, and provide data-driven insights to optimize Eleison’s planned clinical trials for inhaled lipid-complexed cisplatin (ILC) and dibromodulcitol (DBD). These insights are expected to streamline trial efficiency and improve decision-making for Eleison’s broader oncology pipeline.

In March 2025, the Company anticipates making a severance payment to a former employee for approximately $45,000.

