Form 10-Q
period 2025-03-31
BullFrog AI Holdings, Inc.
filed 2025-05-13
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock issued and outstanding, as of May 12, 2025 was 9,415,525.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;

●	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

●	our predictions about, and the development of, digital transformation technology and bio health businesses and their respective market trends;

●	our ability to attract and retain customers for our products and services;

●	the availability of financing for smaller publicly traded companies like us;

●	our current and future capital requirements to support the continued development and commercialization of our products and services;

●	our ability to successfully expand in our three principal business markets and into new markets and industry verticals; and

●	our ability to effectively manage our growth and future expenses.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$3,801,928	$5,435,983
Prepaid expenses	280,126	111,597
Total current assets	4,082,054	5,547,580

Property and equipment, net	3,818	4,250
Total assets	$4,085,872	$5,551,830

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$210,533	$435,934
Accrued expenses	464,794	152,156
Short term insurance financing	164,070	-
Total current liabilities	839,397	588,090
Total liabilities	839,397	588,090

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 9,415,525 and 9,113,139 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	94	91
Additional paid-in capital	22,057,489	21,757,204
Accumulated deficit	(18,811,109)	(16,793,556)
Total stockholders’ equity	3,246,475	4,963,740
Total liabilities and stockholders’ equity	$4,085,872	$5,551,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue
Revenue	$-	$-
Total revenue	-	-

Cost of goods sold
Cost of goods sold	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Research and development	576,260	552,126
General and administrative	1,480,360	1,413,592
Total operating expenses	2,056,620	1,965,718

Loss from operations	(2,056,620)	(1,965,718)

Other income (expense), net
Interest expense, net	(1,015)	(3,273)
Interest income	40,082	65,197
Total other income (expense), net	39,067	61,924
Net loss	(2,017,553)	(1,903,794)
Deemed dividend related to warrant exercise price adjustment	-	(16,774)
Net loss attributable to common stockholders	$(2,017,553)	$(1,920,568)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.21)	$(0.26)
Weighted average number of shares outstanding - basic and diluted	9,689,812	7,388,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	73,449	$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236
Stock-based compensation	-	-	-	-	335,417	-	335,417
Issuance of common stock and warrants, net of issuance costs	-	-	1,247,092	13	5,674,638	-	5,674,651
Issuance of common stock pursuant to warrant exercises	-	-	508,814	5	105,811	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	16,774	(16,774)	-
Net loss	-	-	-	-	-	(1,903,794)	(1,903,794)
Balance at March 31, 2024	73,449	$1	7,850,550	$79	$18,479,738	$(11,675,492)	$6,804,326

Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$(16,793,556)	$4,963,740
Stock-based compensation	-	-	-	-	300,288	-	300,288
Issuance of common stock pursuant to warrant exercises	-	-	302,386	3	(3)	-	-
Net loss	-	-	-	-	-	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	$1	9,415,525	$94	$22,057,489	$(18,811,109)	$3,246,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,017,553)	$(1,903,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	431	431
Stock-based compensation	300,288	335,417
Changes in operating assets and liabilities:
Prepaid expenses	(168,529)	(486,714)
Accounts payable	(225,400)	50,886
Accrued expenses	312,638	102,140
Net cash used in operating activities	(1,798,125)	(1,901,634)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	5,674,651
Proceeds from warrant exercises	-	105,816
Proceeds from short term insurance financing	181,797	561,885
Payments on short term insurance financing	(17,727)	(54,731)
Net cash provided by financing activities	164,070	6,287,621

Net (decrease) increase in cash and cash equivalents	(1,634,055)	4,385,987

Cash and cash equivalents, beginning of period	5,435,983	2,624,730
Cash and cash equivalents, end of period	$3,801,928	$7,010,717

Supplemental cash flow information:
Cash paid for interest	$1,015	$3,273
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Business

Description of Business

Bullfrog AI Holdings, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 6, 2020. Bullfrog AI Holdings, Inc. is the parent company of Bullfrog AI, Inc. and Bullfrog AI Management, LLC, which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. All the Company’s operations are currently conducted through Bullfrog AI Holdings, Inc., which began operations on February 6, 2020. The Company is focused specifically on advanced artificial intelligence and machine learning (“AI/ML”) driven analysis of complex data sets in medicine and healthcare. The Company’s objective is to utilize its AI/ML platform to provide a precision medicine approach to drug asset enablement through external partnerships and selective internal development.

Most new therapeutics will fail at some point in preclinical or clinical development. These failures are the primary drivers for the high cost of developing new therapeutics. A major part of the difficulty in developing new therapeutics is efficient integration of complex and highly dimensional data generated at each stage of development to de-risk subsequent stages of the development process. Artificial intelligence and machine learning has emerged as a digital solution to help address this problem.

The Company uses AI/ML to advance medicines for both internal and external projects. Most current AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, named bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which the Company believes is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP™, for use in several critical stages of development of internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

The proprietary analytical platform utilizes both supervised and unsupervised machine learning. As such, it is able to reveal real and meaningful connections in the data without the need for a priori hypothesis. Algorithms used in the platform are designed to handle highly imbalanced data sets and successfully identify combinations of factors that are associated with outcomes of interest. The Company’s platform leverages models that use both correlative and causative machine learning and artificial intelligence approaches which provide a comprehensive approach to predictive analysis that is expected to lead to meaningful insights including the molecular drivers of disease. In this regard, with the Company’s access to proprietary data sets such as its strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), the Company has increased its internal efforts on target discovery.

The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical therapeutics development for in-house programs and for its strategic partners, collaborators, and customers. The Company’s business model includes enabling the success of ongoing clinical trials and rescuing late stage failed drugs (i.e., Phase II or Phase III clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. The Company believes the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. As of March 31, 2025, the Company has a cash balance of approximately $3.8 million. In February 2024 and October 2024, the Company received net proceeds of approximately $5.7 million and $2.7 million, respectively, from the sale of its common stock and warrants. As of March 31, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility entered into with BTIG, LLC in April 2025, there can be no assurance that any such arrangements will be consummated or provide sufficient capital when needed to allow the Company to continue its operations, or if available, be on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and/or capital expenditures or to enter into arrangements on unfavorable terms. The Company currently does not have commitments for future funding from any source.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. Accordingly, these unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have not materially changed during the three months ended March 31, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bullfrog AI Holdings, Inc. and its wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the Form 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state its financial position, results of operations, and cash flows.

The results for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.

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

As the Company did not generate revenues in 2024 or through the first quarter of 2025, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

Contract Services

The Company anticipates that the majority of its revenues to be recognized in the near future will result from discovery and monetization of new drug targets and intellectual property from data use partnerships focused on analysis of rich proprietary data sets. The target market for monetization will primarily be mid-size to large biopharmaceutical organizations seeking to build their new drug target pipeline. A secondary revenue channel is fee-for-service partnerships with biopharmaceutical companies and other organizations of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary AI/ML platform. This platform is aimed at predicting targets of interest, patterns, relationships, anomalies, and molecular drivers of disease. The Company believes that there will be additional on-going work requested from partners; therefore, the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company will receive fees in cash, equity or other consideration and, in some instances, the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

Recent Accounting Pronouncements

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

3. Notes Payable

In February 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance. The agreement provides for financing of $181,797 of the premium, repayments in 10 equal monthly installments of $18,743 each through December 2025 and accrues interest at 6.70%.

In February 2024, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance. The agreement provided for financing of $561,885 of the premium, repayments in 10 equal monthly installments of $58,005 each through December 2024 and accrued interest at 6.99%. The note was repaid in its entirety in 2024.

4. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of March 31, 2025. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.

In February 2024, the Company received approximately $6.5 million of gross proceeds from the sale of 1,247,092 shares of common stock, 478,429 pre-funded warrants and 1,725,521 common warrants (each share of common stock or pre-funded warrant and common warrant, collectively, the “Units”). The Units were sold at a price of $3.782 and the sale was completed via an underwritten public offering and includes the underwriter’s exercise of their overallotment option. The warrants have an exercise price of $4.16 and expire five-years from issuance. In conjunction with the transaction, the Company issued to the placement agent warrants to purchase an aggregate of 90,428 shares of common stock. The placement agent warrants have an exercise price of $4.16 and expire five-years from issuance. The pre-funded warrants had an exercise price of $0.001 and were all exercised in their entirety in the first quarter of 2024.

In October 2024, the Company received approximately $3.13 million of gross proceeds from the sale of (i) 862,602 shares of the Company’s common stock and pre-funded warrants to purchase up to 702,398 shares of common stock with an exercise price of $0.0001 per share, at a purchase price of $2.00 per share of common stock and a purchase price of $1.9999 per pre-funded warrant in a registered direct offering and (ii) warrants to purchase an aggregate of 1,565,000 shares of common stock with an exercise price of $2.00 per share exercisable after six (6) months from the date of issuance for a five-year period from the initial exercise date in a concurrent private placement. In conjunction with the transactions, the Company paid the placement agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the transaction, reimbursed the placement agent for certain out-of-pocket expenses and issued to the placement agent warrants to purchase an aggregate of 62,600 shares of common stock, equal to 4% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering. The placement agent warrants have an exercise price of $2.00 per share and are exercisable six (6) months from the date of issuance for a five-year period from the initial exercise date. As of March 31, 2025, all the pre-funded warrants were exercised in cashless transactions and 702,373 shares of common stock were issued.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of March 31, 2025, 73,449 shares of preferred stock, 6,935,042 warrants and 938,927 options for common shares were excluded from the calculation of net loss per share. As of March 31, 2024, 73,449 shares of preferred stock, 5,307,444 warrants and 826,717 options for common shares were excluded from the calculation of net loss per share. For each of the three months ended March 31, 2025 and March 31, 2024, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. As of March 31, 2025, there are 497,260 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarize the stock option activity for the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	832,731	$3.96	8.5	$-
Granted	211,500	$2.19
Exercised	-	$-
Forfeited / canceled	(105,304)	$3.84
Outstanding at March 31, 2025	938,927	$3.57	8.6	$-
Vested at March 31, 2025	608,934	$3.87	8.1	$-

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	527,717	$4.17	9.0	$112,141
Granted	299,000	$3.90
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at March 31, 2024	826,717	$4.07	9.1	$100,452
Vested at March 31, 2024	356,505	$4.02	8.6	$63,272

The fair value of options granted in the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	94% - 96%	91% - 95%
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.3%
Expected life (in years)	5.5	5.25 - 6.0

●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.

●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.

●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.

●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 were $1.67 and $2.97, respectively.

During the three months ended March 31, 2025 and 2024, the Company recognized $300,288 and $333,020, respectively, of compensation expense related to stock options.

As of March 31, 2025, the total unrecognized compensation expense related to unvested stock options was approximately $238,000, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Warrants

The following table provides details over the Company’s outstanding warrants of March 31, 2025:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2028	1,443,227
		7,209,328

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2024, the Company issued the following warrants as part of two offerings:

●	In February 2024, 1,507,139 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of March 31, 2025, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 IPO had their exercise prices reduced to $3.782 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $16,774.

●	In February 2024, 478,429 pre-funded warrants with an exercise price of $0.0001 per share. All such pre-funded warrants were exercised in 2024.

●	In February 2024, 90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to the underwriters. The warrants were valued at approximately $263,145, and as of March 31, 2025, none of these warrants have been exercised.

●	In October 2024, 1,565,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and expiration date of 5.5 years from issuance. As of March 31, 2025, none of these warrants have been exercised. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 IPO had their exercise prices further reduced to $2.00 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $28,211.

●	In October 2024, 702,398 pre-funded warrants with an exercise price of $0.0001 per share. As of March 31, 2025, all such pre-funded warrants were exercised in cashless transactions and 702,373 shares of common stock were issued.

●	In October 2024, 62,600 warrants with an exercise price of $2.00 per share and an expiration date 5.5 years from issuance to the placement agent. The warrants were valued at approximately $116,436 and, as of March 31, 2025, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following tables summarize the activity for warrants issued as consideration for services for the three months ended March 31, 2025 and 2024:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	663,891	$1.55	5.6	$548,380
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at March 31, 2025	663,891	$1.55	5.3	$452,380
Vested at March 31, 2025	663,891	$1.55	5.3	$452,380

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Granted	-	$-
Exercised	(14,285)	$2.66
Forfeited / canceled	-	$-
Outstanding at March 31, 2024	663,891	$1.55	6.3	$1,170,302
Vested at March 31, 2024	660,910	$1.54	6.3	$1,168,664

During the three months ended March 31, 2024, the Company recognized $2,397 of compensation expense related to warrants issued as consideration for services. No such expense was recognized in the three months ended March 31, 2025.

As of March 31, 2025, there was no unrecognized compensation expense as no unvested warrants remain.

5. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2025 or 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at March 31, 2025 and December 31, 2024.

6. Material Agreements

JHU-APL Technology License

In February 2018, the Company entered into an exclusive, world-wide, royalty-bearing license with JHU-APL (the “2018 License Agreement”). The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the 2018 License Agreement, JHU-APL received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of the Company’s initial public offering.

In July 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the additional technology developed to enhance the bfLEAP™ platform (the “2022 License Agreement”). The new license provides additional intellectual property rights including patents, copyrights, and know-how to be utilized under the Company’s bfLEAP™ analytical AI/ML platform. This 2022 License Agreement supersedes the previous 2018 License Agreement. In consideration for entering into the new license, the Company issued 39,879 shares of common stock to JHU-APL. Under the terms of the 2022 License Agreement, JHU-APL will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU-APL license is utilized. The new license also contains tiered sub licensing fees that start at 50% and decline to 25% based on revenues. In addition, under the 2022 License Agreement, the minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond, all of which are creditable by royalties. If cumulative annual royalty payments do not reach these levels, the amount due to JHU-APL to reach the annual minimum is due by January 1st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and, upon notice from JHU-APL of a material breach, the Company will have 60 days to cure the material breach. The financial terms of the new license agreement replace the original terms within the 2018 License Agreement and are not duplicative.

In May 2023, the Company and JHU-APL entered into Amendment Number 1 of the 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000, and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000, all other financial terms remain the same.

As of March 31, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $75,000 of the $300,000 minimum annual royalty for 2025, and the Company has accrued $45,000 of the $75,000 annual license fee due in June 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

George Washington University - Beta2-spectrin siRNA License

In January 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from George Washington University (“GWU”) for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including hepatocellular carcinoma. The license covers methods claimed in three U.S. and worldwide patent applications, and also includes use of this approach for treatment of obesity, non-alcoholic fatty liver disease, and non-alcoholic steatohepatitis.

In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee in 2022. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a new drug application (“NDA”) by the U.S. Food and Drug Administration and commercialization. As of March 31, 2025, there has been no accrual for royalties since the Company has not begun to generate applicable revenue; however, the Company has accrued $5,000 of the $20,000 license maintenance fees for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of March 31, 2025, the balance of accrued expense related to this license agreement was $7,500 of the $30,000 for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB received a staggered upfront license fee of $100,000 and the Company reimbursed JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to a four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of March 31, 2025, the balance of accrued expense related to this license agreement was $0. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company will expense the license fee and development costs until commercial viability is likely.

7. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 7 and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On April 25, 2025, the Company entered into an At-The-Market Sales Agreement (the “ATM Agreement”) with BTIG, LLC, pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of common stock having an aggregate offering price of $20 million through BTIG, as the Company’s sales agent. The Company is not obligated to make any sales of common stock under the ATM Agreement, and BTIG is not required to sell any specific number or dollar amount of shares. Subject to the Company’s request to sell shares of common stock, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell such shares on the Company’s behalf. The Company will pay BTIG a commission of 3% of the gross sales price of any shares of common stock sold through BTIG under the ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and (2) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In February 2018, the Company secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a new license agreement with JHU-APL in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. In consideration for the new license entered into in July 2022 with JHU-APL, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and decline to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment Number 1 of the July 2022 license agreement pursuant to which the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments of $75,000 was paid in July 2023 and the remaining payments of $75,000, $75,000 and $50,000 are due in years 2025, 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000. All other financial terms remain the same. As a result of this amendment, the minimum annual payments were $30,000 for 2022 and $60,000 for 2023, and the minimum annual payments will be $300,000 for 2024 and beyond, all of which are creditable against royalties paid by us. As of March 31, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $75,000 of the $300,000 minimum annual royalty for 2025, and the Company has accrued $45,000 of the $75,000 annual license fee due in June 2025.

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

We operate and have staffed our business using funds from our initial public offering and subsequent financings, have entered into partnerships and relationships, and completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data in 2023. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as entered into a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide license agreements with Johns Hopkins University (“JHU”) for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”) whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and drug product for our research and development and clinical trials, and, in some cases, may also require the establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under good manufacturing practices, and packaged for clinical use or sale. Since we are a company focused on using our AI/ML technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings, we have implemented several initiatives including: investor relations and marketing to raise awareness for the Company in the financial and business sectors, research and development, collaboration with the J Craig Venter Institute (“JCVI”), and initiation of preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

Internally, the Company has added incremental staff to accelerate execution and development of processes and custom scripts for use in performing new drug target discovery and analytical services for customers, while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources, such as our agreement with the LIBD. We are also transitioning our accounting and financial reporting systems and processes to enhance our internal control environment as a public company. Capital from the IPO was also used to retire two notes that were sold to fund the Company through the IPO as well as other debts accrued over time to our staff, employees and consultants, and obligations related to the acquisition of our licensed drug programs.

The Company has had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO. In February 2024, we received net proceeds of approximately $5.7 million from an underwritten public offering of common stock and warrants. Additionally, in October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. As of March 31, 2025, the Company has a cash balance of approximately $3.8 million. As of March 31, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, we will require additional capital to continue to execute our strategy. We anticipate raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility entered into with BTIG, LLC in April 2025, there can be no assurance that any such arrangements will be consummated or provide sufficient capital when needed to allow us to continue our operations, or if available, be on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all our research and product development programs and/or our capital expenditures or to enter into arrangements on unfavorable terms. We currently do not have commitments for future funding from any source.

Our Strategy

The Company has a unique strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships will be structured as a combination of fees in cash, equity, or other consideration and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and increase the speed of the drug development process which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.

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

Financial Operations Overview

Revenue

We completed our first commercial service contract and recognized revenue in the amount of $65,000 in the third quarter of 2023. We did not recognize any revenue in 2024. In February 2025, we announced our entry into a collaboration agreement with Eleison Pharmaceuticals Inc., a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2025 or beyond. We did not generate any revenue during the three months ended March 31, 2025.

Research and Development Costs and Expenses

Research and development costs and expenses include development activities on our licensed drug candidates and our discovery efforts and collaborations. In addition to fees paid to external service providers, we are also allocating costs for internal personnel working on these activities as well as their efforts to develop our product and service offerings using bfLEAP™. We anticipate our research and development costs could become significant as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing an investigational new drug (IND) application for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

General and administrative expenses include personnel costs and costs associated with being a public company such as directors and officers (“D&O”) insurance, audit and tax provider fees, legal fees, and exchange listing costs. Additionally, our general and administrative costs include expenses for our business development, investor relations and marketing efforts. We anticipate our general and administrative expenses increasing in the future to support our service offerings and clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

Results of Operations - Comparison of Three Months Ended March 31, 2025 and 2024

	March 31,		Net Change
	2025	2024
Operating expenses:
Research and development	$576,260	$552,126	$24,134
General and administrative	1,480,360	1,413,592	66,768
Total operating expenses	$2,056,620	$1,965,718	$90,902

Research and Development

Our research and development expenses for the three months ended March 31, 2025 increased, compared to the same period ended March 31, 2024, primarily due to increased licensing costs and the expansion of our target discovery and validation efforts.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2025 increased, compared to the same period ended March 31, 2024, primarily due to increased personnel costs for employee hirings and fringe benefits.

Other Income (Expense), Net

Interest income earned on cash held in an overnight sweep account was approximately $40,000 for the three months ended March 31, 2025 as compared to income of approximately $65,000 for the three months ended March 31, 2024. The decrease was primarily due to a decrease in our average cash balance in our interest-bearing bank accounts.

Liquidity and Capital Resources

Through March 31, 2025, we have an accumulated deficit of approximately $18.8 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnering and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In February 2024, we completed an underwritten offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In October 2024, we completed a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants generating approximately $2.7 million of net proceeds.

As of March 31, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing and/or revenues to meet its obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

In April 2025, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, pursuant to which the Company may offer and sell shares of common stock, from time to time in its sole discretion, at the market price and having an aggregate offering price of up to $20 million. The Company is not obligated to sell any shares, and BTIG is not required to sell any specific number or dollar amount of shares of common stock. Accordingly, the Company will not receive any proceeds from such transaction until shares are actually sold by BTIG. Subject to the Company’s request to sell shares, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell shares of common stock on the Company’s behalf in accordance with Company instructions. Notwithstanding the foregoing, there can be no assurance that the Company will be able to sell, when needed, sufficient shares under the At-The-Market Sales Agreement to fund planned operations.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2025	2024	Change
Net cash (used in) provided by
Operating activities	$(1,798,125)	$(1,901,634)	$103,509
Investing activities	-	-	-
Financing activities	164,070	6,287,621	(6,123,551)
Net (decrease) increase in cash and cash equivalents	$(1,634,055)	$4,385,987	$(6,020,042)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 decreased compared to the same period ended March 31, 2024 primarily due to the decrease in our D&O insurance premium, partially offset by increased operating costs in 2025.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2025 or 2024.

Cash Flows (Used in) Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 decreased compared to the same period ended March 31, 2024 primarily due to proceeds from our secondary offering in February 2024 and a reduction in our D&O insurance premium financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q as a result of the previously identified material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Material Weakness and Ongoing Remediation Efforts

As previously disclosed, management identified material weaknesses in its internal controls over financial reporting at December 31, 2023 which continue to be unremediated as of March 31, 2025. Specifically, management noted the Company did not properly document, implement or operate a system of effective internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management is in the process of implementing improvements to its internal controls over financial reporting. Namely, the Company has and is continuing to:

●	transition its day-to-day accounting processes to an external firm including automating its vendor payments;

●	complete the transfer of the overall accounting process to an enterprise type accounting platform;

●	review the design and effectiveness of our controls including the creation of an annual risk assessment and ongoing monitoring activities;

●	evaluate all internal and external resources to ensure they are appropriate for the level and complexity of our current operations;

●	hired a Corporate Controller in 2024; and

●	engaged a third-party specialist to assist in the remediation and ongoing evaluation of our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2025.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

(c) Insider Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” As previously disclosed, in June 2023, Vininder Singh, the Chief Executive Officer and a Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) August 31, 2025; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in September 2023, 100,000 shares were sold under the plan in the first quarter of 2024, and 50,000 shares were sold under the plan in each of the second, third, and fourth quarters of 2024, and in the first quarter of 2025.

Item 6 Exhibits.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: May 13, 2025	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: May 13, 2025	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer

