Form 10-Q
period 2025-06-30
BullFrog AI Holdings, Inc.
filed 2025-08-13
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock $0.00001 par value per share	BFRG	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
Tradeable Warrants	BFRGW	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

The number of shares of the registrant’s common stock issued and outstanding, as of August 12, 2025 was 10,081,340.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bullfrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$2,473,635	$5,435,983
Prepaid expenses	228,837	111,597
Total current assets	2,702,472	5,547,580

Restricted cash	105,000	-
Property and equipment, net	3,387	4,250
Investments	58,335	-
Total assets	$2,869,194	$5,551,830

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$181,793	$435,934
Accrued expenses	363,922	152,156
Deferred revenue	25,078	-
Short term insurance financing	110,291	-
Total current liabilities	681,084	588,090
Total liabilities	681,084	588,090

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 9,627,114 and 9,113,139 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	96	91
Additional paid-in capital	22,447,851	21,757,204
Accumulated deficit	(20,259,838)	(16,793,556)
Total stockholders’ equity	2,188,110	4,963,740
Total liabilities and stockholders’ equity	$2,869,194	$5,551,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Collaboration revenue	$33,257	$-	$33,257	$-
Total revenue	33,257	-	33,257	-

Cost of revenue
Cost of collaboration revenue	26,735	-	26,735	-
Total cost of revenue	26,735	-	26,735	-

Gross profit	6,522	-	6,522	-

Operating expenses
Research and development	480,297	513,699	1,056,557	1,065,825
General and administrative	995,898	1,168,264	2,476,258	2,581,856
Total operating expenses	1,476,195	1,681,963	3,532,815	3,647,681

Loss from operations	(1,469,673)	(1,681,963)	(3,526,293)	(3,647,681)

Other income (expense), net
Interest expense, net	(2,449)	(7,899)	(3,464)	(11,172)
Interest income	23,393	78,216	63,475	143,413
Total other income (expense), net	20,944	70,317	60,011	132,241
Net loss	(1,448,729)	(1,611,646)	(3,466,282)	(3,515,440)
Deemed dividend related to warrant exercise price adjustment	-	-	-	(16,774)
Net loss attributable to common stockholders	$(1,448,729)	$(1,611,646)	$(3,466,282)	$(3,532,214)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.15)	$(0.20)	$(0.36)	$(0.46)
Weighted average number of shares outstanding - basic and diluted	9,706,356	8,124,834	9,698,130	7,756,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	73,449	$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236
Stock-based compensation	-	-	-	-	335,417	-	335,417
Issuance of common stock and warrants, net of issuance costs	-	-	1,247,092	13	5,674,638	-	5,674,651
Issuance of common stock pursuant to warrant exercises	-	-	508,814	5	105,811	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	16,774	(16,774)	-
Net loss	-	-	-	-	-	(1,903,794)	(1,903,794)
Balance at March 31, 2024	73,449	1	7,850,550	79	18,479,738	(11,675,492)	6,804,326
Stock-based compensation	-	-	-	-	192,382	-	192,382
Net loss	-	-	-	-	-	(1,611,646)	(1,611,646)
Balance at June 30, 2024	73,449	$1	7,850,550	$79	$18,672,120	$(13,287,138)	$5,385,062

Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$(16,793,556)	$4,963,740
Stock-based compensation	-	-	-	-	300,288	-	300,288
Issuance of common stock pursuant to warrant exercises	-	-	302,386	3	(3)	-	-
Net loss	-	-	-	-	-	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	1	9,415,525	94	22,057,489	(18,811,109)	3,246,475
Stock-based compensation	-	-	-	-	177,905	-	177,905
Issuance of common stock, net of issuance costs	-	-	211,589	2	212,457	-	212,459
Net loss	-	-	-	-	-	(1,448,729)	(1,448,729)
Balance at June 30, 2025	73,449	$1	9,627,114	$96	$22,447,851	$(20,259,838)	$2,188,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bullfrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,466,282)	$(3,515,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	863	862
Stock-based compensation	478,193	527,799
Changes in operating assets and liabilities:
Prepaid expenses	(117,240)	(311,473)
Investments	(58,335)	-
Accounts payable	(254,141)	(21,640)
Accrued expenses	161,766	187,743
Deferred revenue	25,078	-
Net cash used in operating activities	(3,230,098)	(3,132,149)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock from ATM, net of issuance costs	262,459	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	5,674,651
Proceeds from warrant exercises	-	105,816
Proceeds from short term insurance financing	181,797	561,885
Payments on short term insurance financing	(71,506)	(220,845)
Net cash provided by financing activities	372,750	6,121,507

Net (decrease) increase in cash and cash equivalents	(2,857,348)	2,989,358

Cash and cash equivalents, and restricted cash at beginning of period	5,435,983	2,624,730
Cash and cash equivalents, and restricted cash at end of period	$2,578,635	$5,614,088

Supplemental cash flow information:
Cash paid for interest	$3,464	$11,172
Cash paid for taxes	$-	$-

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

Liquidity and Going Concern

The Company has had negative cash flows from operations and operated at a net loss since inception. As of June 30, 2025, the Company has a cash balance of approximately $2.6 million, which includes restricted cash of $0.1 million. In February 2024 and October 2024, the Company received net proceeds of approximately $5.7 million and $2.7 million, respectively, from the sale of its common stock and warrants. In June 2025, the Company received net proceeds of approximately $0.2 million from the sale of its common stock pursuant to the Company’s At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”). As of June 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility provided by our ATM Agreement, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow the Company to continue its operations, or if available, be on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and/or capital expenditures or enter into arrangements on unfavorable terms. The Company currently does not have commitments for future funding from any source.

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

2. Summary of Significant Accounting Policies

Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have not materially changed during the six months ended June 30, 2025.

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

The results for the six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.

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

The CODM assesses Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

Contract Services

The Company anticipates that the majority of its revenues to be recognized in the near future will result from discovery and monetization of new drug targets and intellectual property from data use partnerships focused on analysis of rich proprietary data sets. The target market for monetization will primarily be mid-size to large biopharmaceutical organizations seeking to build their new drug target pipeline. A secondary revenue channel is fee-for-service partnerships and collaborations with biopharmaceutical companies and other organizations of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary AI/ML platform. This platform is aimed at predicting targets of interest, patterns, relationships, anomalies, and molecular drivers of disease. The Company believes that there will be additional on-going work requested from partners; therefore, the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company will receive fees in cash, equity or other consideration and, in some instances, the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

Investments

The Company currently has a single investment in equity securities issued by a privately held entity. The Company entered into a strategic collaboration agreement and received such equity securities as remuneration for services rendered. The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment will be carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Financial Instruments

The carrying value of short-term instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. The Company has elected to account for its single investment using the measurement alternative and it is considered a financial instrument accounted for at fair value on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

3. Investments

The Company’s sole investment is in the form of equity securities in a private entity. The Company entered into a strategic collaboration agreement and received such equity securities as remuneration for services rendered. The investment is initially valued at approximately $58,000 (see Note 4). The Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction (see Note 2). As of June 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

4. Revenue

In the quarter ended June 30, 2025, the Company had an agreement with a single customer for contract services. The agreement was deemed to have multiple deliverables with revenue to be recognized at the time each deliverable is completed. In exchange for the services to be provided, the Company is entitled to consideration in the form of cash or equity securities of the customer or any combination at the customer’s sole discretion. The Company received the initial payment in the form of equity securities of the customer (see Note 3) valued at approximately $58,000 and the remaining consideration is due upon completion of the final deliverable. The Company allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable.

A single deliverable was completed in the quarter ended June 30, 2025 and, consequently, the Company recognized approximately $33,000 of revenue at that point in time. The balance of the initial consideration received is reflected as deferred revenue on our balance sheet at June 30, 2025. This balance plus the remaining consideration to be received will be recognized as revenue as the remaining performance obligations are completed.

The Company has no additional revenue agreements. Additionally, the Company has no contract assets or contract costs at June 30, 2025.

5. Notes Payable

In February 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance. The agreement provides for financing of $181,797 of the premium, repayments in 10 equal monthly installments of $18,743 each through December 2025 and accrues interest at 6.70%.

6. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of June 30, 2025. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.

In February 2024, the Company received approximately $6.5 million of gross proceeds from the sale of 1,247,092 shares of common stock, 478,429 pre-funded warrants and 1,725,521 common warrants (each share of common stock or pre-funded warrant and common warrant, collectively, the “Units”). The Units were sold at a price of $3.782 and the sale was completed via an underwritten public offering and includes the underwriter’s exercise of their overallotment option. The warrants have an exercise price of $4.16 and expire five years from issuance. In conjunction with the transaction, the Company issued to the placement agent warrants to purchase an aggregate of 90,428 shares of common stock. The placement agent warrants have an exercise price of $4.16 and expire five years from issuance. The pre-funded warrants had an exercise price of $0.001 and were all exercised in their entirety in the first quarter of 2024.

In October 2024, the Company received approximately $3.13 million of gross proceeds from the sale of (i) 862,602 shares of the Company’s common stock and pre-funded warrants to purchase up to 702,398 shares of common stock with an exercise price of $0.0001 per share, at a purchase price of $2.00 per share of common stock and a purchase price of $1.9999 per pre-funded warrant in a registered direct offering and (ii) warrants to purchase an aggregate of 1,565,000 shares of common stock with an exercise price of $2.00 per share exercisable after six (6) months from the date of issuance for a five year period from the initial exercise date in a concurrent private placement. In conjunction with the transactions, the Company paid the placement agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the transaction, reimbursed the placement agent for certain out-of-pocket expenses and issued to the placement agent warrants to purchase an aggregate of 62,600 shares of common stock, equal to 4% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering. The placement agent warrants have an exercise price of $2.00 per share and are exercisable six (6) months from the date of issuance for a five year period from the initial exercise date. The pre-funded warrants were exercised in their entirety in cashless exercise transactions as of March 31, 2025, pursuant to which 702,373 shares of common stock were issued.

In April 2025, the Company entered into the ATM Agreement with BTIG, LLC, pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of common stock having an aggregate offering price of $20.0 million through BTIG, as the Company’s sales agent. The Company is not obligated to make any sales of common stock under the ATM Agreement, and BTIG is not required to sell any specific number or dollar amount of shares. Subject to the Company’s request to sell shares of common stock, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell such shares on the Company’s behalf. The Company will pay BTIG a commission of 3% of the gross sales price of any shares of common stock sold through BTIG under the ATM Agreement and will reimburse BTIG for reasonable and documented out-of-pocket expenses incurred by BTIG, including the reasonable and documented fees and disbursements of counsel to BTIG, subject to specified caps.

In June 2025, the Company received approximately $346,000 of gross proceeds from the sale of 211,589 shares of the Company’s common stock at an average price of approximately $1.64 per share. In connection with these sales and the establishment of the ATM facility, the Company incurred expenses of approximately $134,000, of which $50,000 remains unpaid at June 30, 2025. As of June 30, 2025, approximately $19.7 million of capacity remains available under the ATM Agreement; however, the amount the Company is permitted to raise in any 12-month period is limited based on its public float pursuant to SEC General Instruction I.B.6 of Form S-3. Accordingly, as of June 30, 2025, the Company is limited to additional common stock sales of approximately $2.8 million. This amount is subject to adjustment based on increases in the Company’s public float.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of June 30, 2025, 73,449 shares of preferred stock, 6,935,042 warrants and 938,927 options for common shares were excluded from the calculation of net loss per share. As of June 30, 2024, 73,449 shares of preferred stock, 5,307,444 warrants and 830,925 options for common shares were excluded from the calculation of net loss per share. For each of the six months ended June 30, 2025 and June 30, 2024, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved, the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. As of June 30, 2025, there are 497,260 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarize the stock option activity for the three months ended June 30, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	832,731	$3.96	8.5	$-
Granted	211,500	$2.19
Exercised	-	$-
Forfeited / canceled	(105,304)	$3.84
Outstanding at June 30, 2025	938,927	$3.57	8.3	$-
Vested at June 30, 2025	637,226	$3.90	7.9	$-

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	527,717	$4.17	9.0	$112,141
Granted	313,000	$3.86
Exercised	-	$-
Forfeited / canceled	(9,792)	$5.45
Outstanding at June 30, 2024	830,925	$4.04	8.9	$-
Vested at June 30, 2024	405,102	$4.03	8.5	$-

The fair value of options granted in the six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Six Months Ended June 30,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	94% - 96%	92% - 96%
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.4%
Expected life (in years)	5.5	5.25 - 6.0

●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $1.67 and $2.94, respectively.

During the three and six months ended June 30, 2025, the Company recognized $177,905 and $478,193, respectively, of compensation expense related to stock options. During the three and six months ended June 30, 2024, the Company recognized $191,772 and $524,791, respectively, of compensation expense related to stock options.

As of June 30, 2025, the total unrecognized compensation expense related to unvested stock options was approximately $238,000, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Warrants

The following table provides details over the Company’s outstanding warrants as of June 30, 2025:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2028	1,443,227
		7,209,328

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2024, the Company issued the following warrants as part of two secondary offerings:

●	In February 2024, 1,507,139 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of June 30, 2025, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 initial public offering (“IPO”) had their exercise prices reduced to $3.782 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $16,774.

●	In February 2024, 478,429 pre-funded warrants with an exercise price of $0.0001 per share. All such pre-funded warrants were exercised in 2024.

●	In February 2024, 90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to the underwriters. The warrants were valued at approximately $263,145, and as of June 30, 2025, none of these warrants have been exercised.

●	In October 2024, 1,565,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and expiration date of 5.5 years from issuance. As of June 30, 2025, none of these warrants have been exercised. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 IPO had their exercise prices further reduced to $2.00 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $28,211.

●	In October 2024, 702,398 pre-funded warrants with an exercise price of $0.0001 per share. The pre-funded warrants were exercised in their entirety in cashless exercise transactions as of March 31, 2025, pursuant to which 702,373 shares of common stock were issued.

●	In October 2024, 62,600 warrants with an exercise price of $2.00 per share and an expiration date 5.5 years from issuance to the placement agent. The warrants were valued at approximately $116,436 and, as of June 30, 2025, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the six months ended June 30, 2025 and 2024:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	663,891	$1.55	5.6	$548,380
Granted	-	$-
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at June 30, 2025	663,891	$1.55	5.1	$413,980
Vested at June 30, 2025	663,891	$1.55	5.1	$413,980

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Granted	-	$-
Exercised	(14,285)	$2.66
Forfeited / canceled	-	$-
Outstanding at June 30, 2024	663,891	$1.55	6.1	$474,323
Vested at June 30, 2024	663,891	$1.55	6.1	$474,323

During the three and six months ended June 30, 2025, the Company did not recognize any compensation expense related to warrants issued as consideration for services. During the three and six months ended June 30, 2024, the Company recognized $610 and $3,007, respectively, of compensation expense related to warrants issued as consideration for services.

As of June 30, 2025, there was no unrecognized compensation expense as no unvested warrants issued as consideration for services remain.

7. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2025 or 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at June 30, 2025 and December 31, 2024.

8. Material Agreements

JHU-APL Technology License

In February 2018, the Company entered into an exclusive, world-wide, royalty-bearing license with JHU-APL (the “2018 License Agreement”). The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the 2018 License Agreement, JHU-APL received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of the Company’s IPO and subsequent financings.

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

In May 2023, the Company and JHU-APL entered into Amendment Number 1 of the 2022 License Agreement whereby the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023, the second of these payments for $75,000 was paid in June 2025, and the remaining payments of $75,000 and $50,000 are due in 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000; all other financial terms remain the same.

As of June 30, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $150,000 of the $300,000 minimum annual royalty for 2025, and the Company has accrued $6,250 of the $75,000 annual license fee due in June 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee in 2022. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fee amounts decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a new drug application (“NDA”) by the U.S. Food and Drug Administration and commercialization. As of June 30, 2025, there has been no accrual for royalties since the Company has not begun to generate applicable revenue; however, the Company has accrued $10,000 of the $20,000 license maintenance fees for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of June 30, 2025, the balance of accrued expense related to this license agreement was $15,000 of the $30,000 for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB received a staggered upfront license fee of $100,000 and the Company reimbursed JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to a four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of June 30, 2025, the balance of accrued expense related to this license agreement was $0. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company will expense the license fee and development costs until commercial viability is likely.

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

Subsequent to the quarter ended June 30, 2025, the Company continued to raise capital through sales of shares of its common stock under its ATM Agreement. Subsequent to June 30, 2025, the Company raised gross proceeds of approximately $710,000, before deducting commissions and offering expenses, through sales of shares of its common stock pursuant to the ATM Agreement.

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

In February 2018, the Company secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a new license agreement with JHU-APL in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. In consideration for the new license entered into in July 2022 with JHU-APL, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and decline to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment Number 1 of the July 2022 license agreement pursuant to which the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023, the second of these payments for $75,000 was paid in June 2025, and the remaining payments of $75,000 and $50,000 are due in 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000; all other financial terms remain the same. As a result of this amendment, the minimum annual payments are $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable against royalties paid by us. As of June 30, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $150,000 of the $300,000 minimum annual royalty for 2025, and the Company has accrued $6,250 of the $75,000 annual license fee due in June 2026.

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

We operate and have staffed our business using funds from our initial public offering and subsequent financings, have entered into partnerships and relationships, completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data in 2023, and we are partway through our collaboration agreement for clinical trial optimization with a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as entered into a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide license agreements with Johns Hopkins University (“JHU”) for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”) whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and drug product for our research and development and clinical trials, and, in some cases, may also require the establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under good manufacturing practices, and packaged for clinical use or sale. Since we are a company focused on using our AI/ML technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings and our ongoing At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”), we have implemented several initiatives including: investor relations and marketing to raise awareness for the Company in the financial and business sectors, research and development, collaboration with the J Craig Venter Institute (“JCVI”), and initiation of preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

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

The Company has incurred negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO. In February 2024, we received net proceeds of approximately $5.7 million from an underwritten public offering of common stock and warrants. In October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. In June 2025, we received net proceeds of approximately $0.2 million from the sale of shares of our common stock pursuant to our ATM Agreement. As of June 30, 2025, the Company has a cash balance of approximately $2.6 million, which includes $0.1 million of restricted cash. As of June 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, we will require additional capital to continue to execute our strategy. We anticipate raising this additional capital through various avenues including sales of equity securities, debt transactions, licensing agreements and collaborative arrangements. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility under our ATM Agreement, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow us to continue our operations, or if available, be on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all our research and product development programs and/or our capital expenditures or enter into arrangements on unfavorable terms. We currently do not have commitments for future funding from any source.

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

Financial Operations Overview

Revenue

We completed our first commercial service contract in the third quarter of 2023 and recognized revenue in the amount of $65,000. We did not recognize any revenue in 2024. In February 2025, we announced our entry into a collaboration agreement with Eleison Pharmaceuticals Inc., a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers, and we recognized approximately $33,000 of revenue in the second quarter of 2025 pursuant to this agreement. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2025 or beyond.

Cost of Revenue

Cost of revenue consists primarily of internal personnel and third-party consultants directly attributable to satisfaction of our performance obligations under revenue arrangements.

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

Results of Operations - Comparison of Three Months Ended June 30, 2025 and 2024

Collaboration Revenue and Cost of Collaboration Revenue

We recognized revenue and cost of revenue of approximately $33,000 and $27,000, respectively, for the three months ended June 30, 2025, entirely related to our single collaboration agreement. The revenue and cost are for the completion of the initial deliverable under the agreement. The remaining revenue and cost will be recognized upon completion of the remaining deliverables. We had no active customer agreements in the comparable prior year period.

Operating expenses

	June 30,		Net Change
	2025	2024
Operating expenses:
Research and development	$480,297	$513,699	$(33,402)
General and administrative	995,898	1,168,264	(172,366)
Total operating expenses	$1,476,195	$1,681,963	$(205,768)

Research and Development

Our research and development expenses for the three months ended June 30, 2025 decreased, compared to the same period ended June 30, 2024, primarily due to a reduction in personnel costs, partially offset by an increase in costs for our target discovery and validation efforts.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2025 decreased, compared to the same period ended June 30, 2024, primarily due to reductions in our director and officer insurance policy premium and non-cash stock-based compensation expense.

Other Income (Expense), Net

Interest income earned on cash held in an overnight sweep account was approximately $23,000 for the three months ended June 30, 2025 as compared to income of approximately $78,000 for the three months ended June 30, 2024. The decrease was primarily due to a decrease in our average cash balance.

Results of Operations – Comparison of Six Months Ended June 30, 2025 and 2024

Collaboration Revenue and Cost of Collaboration Revenue

We recognized revenue and cost of revenue of approximately $33,000 and $27,000, respectively, for the six months ended June 30, 2025, entirely related to our single collaboration agreement. The revenue and cost are for the completion of the initial deliverable under the agreement. The remaining revenue and cost will be recognized upon completion of the remaining deliverables. We had no active customer agreements in the comparable prior year period.

Operating expenses

	June 30,		Net Change
	2025	2024
Operating expenses:
Research and development	$1,056,557	$1,065,825	$(9,268)
General and administrative	2,476,258	2,581,856	(105,598)
Total operating expenses	$3,532,815	$3,647,681	$(114,866)

Research and Development

Our research and development expenses for the six months ended June 30, 2025 decreased, compared to the same period ended June 30, 2024, primarily due to a reduction in personnel costs, partially offset by an increase in costs for our target discovery and validation efforts.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2025 decreased, compared to the same period ended June 30, 2024, primarily due to reductions in our director and officer insurance policy premium and recruiting fees, partially offset by increased personnel costs for employee hirings and fringe benefits.

Other Income (Expense), Net

Interest income earned on cash held in an overnight sweep account was approximately $63,500 for the six months ended June 30, 2025 as compared to income of approximately $143,413 for the six months ended June 30, 2024. The decrease was primarily due to a decrease in our average cash balance.

Results of Operations

Liquidity and Capital Resources

Through June 30, 2025, we have an accumulated deficit of approximately $20.3 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnerships and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In February 2024, we completed an underwritten offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In October 2024, we completed a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants generating approximately $2.7 million of net proceeds.

In April 2025, the Company entered into an ATM Agreement with BTIG, LLC, pursuant to which the Company may offer and sell shares of common stock, from time to time in its sole discretion, at the market price and having an aggregate offering price of up to $20 million. The Company is not obligated to sell any shares, and BTIG is not required to sell any specific number or dollar amount of shares of common stock. Accordingly, the Company will not receive any proceeds from such transaction until shares are actually sold by BTIG. Subject to the Company’s request to sell shares, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell shares of common stock on the Company’s behalf in accordance with Company instructions. Notwithstanding the foregoing, there can be no assurance that the Company will be able to sell, when needed, sufficient shares under the ATM Agreement to fund planned operations. In June 2025, the Company received approximately $346,000 of gross proceeds from the sale of 211,589 shares of the Company’s common stock at an average price of approximately $1.64 per share.

As of June 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing and/or revenues to meet its obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

Consolidated Cash Flow Data

	Six Months Ended June 30,
	2025	2024	Change
Net cash (used in) provided by
Operating activities	$(3,230,098)	$(3,132,149)	$(97,949)
Investing activities	-	-	-
Financing activities	372,750	6,121,507	(5,748,757)
Net (decrease) increase in cash and cash equivalents	$(2,857,348)	$2,989,358	$(5,846,706)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 increased compared to the same period ended June 30, 2024 primarily due to payments of vendor payables partially offset by the reduction in our prepaid director and officer insurance policy premium.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2025 or 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 decreased compared to the same period of 2024 primarily due to proceeds from our secondary offering in February 2024 and a reduction in our director and officer insurance policy premium financing partially offset by proceeds from sales of common stock under our ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q as a result of the previously identified material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Material Weakness and Ongoing Remediation Efforts

As previously disclosed, management identified material weaknesses in its internal controls over financial reporting at December 31, 2023 which continue to be unremediated as of June 30, 2025. Specifically, management noted the Company did not properly document, implement or operate a system of effective internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the six months ended June 30, 2025.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

(c) Insider Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”. As previously disclosed, in June 2023, Vininder Singh, the Chief Executive Officer and a Director of the Company, entered into a 10b5-1 sales plan (the “10b-5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) August 31, 2025; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in September 2023, 100,000 shares were sold under the plan in the first quarter of 2024, and 50,000 shares were sold under the plan in each of the second, third, and fourth quarters of 2024, and in each of the first and second quarters of 2025.

Item 6. EXHIBITS

Exhibit No.	Description
1.1	At-The-Market Sales Agreement, dated April 25, 2025, by and between Bullfrog AI Holdings, Inc. and BTIG, LLC., incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bullfrog AI Holdings, Inc.

Date: August 13, 2025	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer

