Form 10-Q
period 2025-09-30
BullFrog AI Holdings, Inc.
filed 2025-11-14
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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

The number of shares of the registrant’s common stock issued and outstanding as of November 12, 2025 was 11,409,745.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are largely based upon management’s current expectations and beliefs about future events and trends affecting our business, which management believes are reasonable. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BullFrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$1,990,712	$5,435,983
Accounts receivable	58,335	-
Prepaid expenses and other assets	487,018	111,597
Total current assets	2,536,065	5,547,580

Restricted cash	105,000	-
Property and equipment, net	2,956	4,250
Investments	58,335	-
Total assets	$2,702,356	$5,551,830

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$168,212	$435,934
Accrued expenses	534,883	152,156
Short term insurance financing	55,606	-
Total current liabilities	758,701	588,090
Total liabilities	758,701	588,090

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 10,416,721 and 9,113,139 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	104	91
Additional paid-in capital	23,755,000	21,757,204
Accumulated deficit	(21,811,450)	(16,793,556)
Total stockholders’ equity	1,943,655	4,963,740
Total liabilities and stockholders’ equity	$2,702,356	$5,551,830

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Collaboration revenue	$83,413	$-	$116,670	$-
Total revenue	83,413	-	116,670	-

Cost of revenue
Cost of collaboration revenue	68,043	-	94,778	-
Total cost of revenue	68,043	-	94,778	-

Gross profit	15,370	-	21,892	-

Operating expenses
Research and development	345,992	566,584	1,402,549	1,632,409
General and administrative	1,239,061	1,253,357	3,715,319	3,835,213
Total operating expenses	1,585,053	1,819,941	5,117,868	5,467,622

Loss from operations	(1,569,683)	(1,819,941)	(5,095,976)	(5,467,622)

Other income (expense), net
Interest expense, net	(1,543)	(4,978)	(5,007)	(16,150)
Interest income	19,614	61,455	83,089	204,868
Total other income (expense), net	18,071	56,477	78,082	188,718
Net loss	(1,551,612)	(1,763,464)	(5,017,894)	(5,278,904)
Deemed dividend related to warrant exercise price adjustment	-	-	-	(16,774)
Net loss attributable to common stockholders	$(1,551,612)	$(1,763,464)	$(5,017,894)	$(5,295,678)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.15)	$(0.22)	$(0.51)	$(0.67)
Weighted average number of shares outstanding - basic and diluted	10,379,775	8,124,834	9,927,842	7,880,288

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2023	73,449	$1	6,094,644	$61	$12,347,098	$(9,754,924)	$2,592,236
Stock-based compensation	-	-	-	-	335,417	-	335,417
Issuance of common stock and warrants, net of issuance costs	-	-	1,247,092	13	5,674,638	-	5,674,651
Issuance of common stock pursuant to warrant exercises	-	-	508,814	5	105,811	-	105,816
Deemed dividend related to warrant price adjustment	-	-	-	-	16,774	(16,774)	-
Net loss	-	-	-	-	-	(1,903,794)	(1,903,794)
Balance at March 31, 2024	73,449	1	7,850,550	79	18,479,738	(11,675,492)	6,804,326
Stock-based compensation	-	-	-	-	192,382	-	192,382
Net loss	-	-	-	-	-	(1,611,646)	(1,611,646)
Balance at June 30, 2024	73,449	1	7,850,550	79	18,672,120	(13,287,138)	5,385,062
Stock-based compensation	-	-	-	-	201,571	-	201,571
Net loss	-	-	-	-	-	(1,763,464)	(1,763,464)
Balance at September 30, 2024	73,449	$1	7,850,550	$79	$18,873,691	$(15,050,602)	$3,823,169

Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$(16,793,556)	$4,963,740
Stock-based compensation	-	-	-	-	300,288	-	300,288
Issuance of common stock pursuant to warrant exercises	-	-	302,386	3	(3)	-	-
Net loss	-	-	-	-	-	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	1	9,415,525	94	22,057,489	(18,811,109)	3,246,475
Stock-based compensation	-	-	-	-	177,905	-	177,905
Issuance of common stock, net of issuance costs	-	-	211,589	2	212,457	-	212,459
Net loss	-	-	-	-	-	(1,448,729)	(1,448,729)
Balance at June 30, 2025	73,449	1	9,627,114	96	22,447,851	(20,259,838)	2,188,110
Stock-based compensation	-	-	-	-	378,230	-	378,230
Issuance of common stock, net of issuance costs	-	-	481,898	5	721,429	-	721,434
Issuance of common stock pursuant to equity incentive plan	-	-	160,027	2	(2)	-	-
Issuance of common stock as commitment fee in advance of equity transaction	-	-	147,682	1	207,492	-	207,493
Net loss	-	-	-	-	-	(1,551,612)	(1,551,612)
Balance at September 30, 2025	73,449	$1	10,416,721	$104	$23,755,000	$(21,811,450)	$1,943,655

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,017,894)	$(5,278,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,294	1,293
Stock-based compensation	856,423	729,370
Changes in operating assets and liabilities:
Accounts receivable	(58,335)	-
Prepaid expenses and other assets	(167,928)	(212,655)
Investments	(58,335)	-
Accounts payable	(267,722)	(12,282)
Accrued expenses	375,227	434,964
Net cash used in operating activities	(4,337,270)	(4,338,214)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock from ATM, net of issuance costs	941,393	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	5,674,651
Proceeds from warrant exercises	-	105,816
Proceeds from short term insurance financing	181,797	561,885
Payments on short term insurance financing	(126,191)	(389,880)
Net cash provided by financing activities	996,999	5,952,472

Net (decrease) increase in cash and cash equivalents	(3,340,271)	1,614,258

Cash and cash equivalents, beginning of period	5,435,983	2,624,730
Cash and cash equivalents, end of period	$2,095,712	$4,238,988

Supplemental cash flow information:
Cash paid for interest	$5,007	$16,150
Cash paid for taxes	$-	$-

Supplemental disclosures of noncash investing and financing activities
Issuance of common stock as commitment fee in advance of equity transaction	$207,493	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Nature of Business

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

Most new therapeutics will fail at some point in preclinical or clinical development. These failures are the primary drivers for the high cost of developing new therapeutics. A major part of the difficulty in developing new therapeutics is efficient integration of complex and highly dimensional data generated at each stage of development to de-risk subsequent stages of the development process. Artificial intelligence and machine learning have emerged as a digital solution to help address this problem.

The Company uses AI/ML to advance medicines for both internal and external projects. Currently, most AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which the Company believes is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP™, for use in several critical stages of development of internal programs and through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

The proprietary analytical platform utilizes both supervised and unsupervised machine learning. As such, it can reveal real and meaningful connections in the data without the need for a priori hypothesis. Algorithms used in the platform are designed to handle highly imbalanced data sets and successfully identify combinations of factors that are associated with outcomes of interest. The Company’s platform leverages models that use both correlative and causative machine learning and artificial intelligence approaches which provide a comprehensive approach to predictive analysis that is expected to lead to meaningful insights including the molecular drivers of disease. In this regard, with the Company’s access to proprietary data sets such as its strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), the Company continues its internal efforts related to target discovery.

The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical development for in-house programs and for its strategic partners, collaborators, and customers. The Company’s business model includes enabling the success of ongoing clinical trials and rescuing late stage failed drugs (i.e., Phase II or Phase III clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. The Company believes the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial data sets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has generated negative cash flows from operations and operated at a net loss since inception. As of September 30, 2025, the Company has a cash balance of approximately $2.1 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for the Company’s corporate credit card program. In February 2024 and October 2024, the Company received net proceeds of approximately $5.7 million and $2.7 million, respectively, from the sale of its common stock and warrants. During the three months ended June 30, 2025 and September 30, 2025, the Company received net proceeds of approximately $0.3 million and $0.7 million, respectively, from the sale of its common stock pursuant to the Company’s At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”). As of September 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This risk factor, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates securing this additional capital through various avenues including revenues from licensing agreements and collaborative arrangements within its operating business and/or the selling of equity securities or entry into debt transactions. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility provided by our ATM Agreement and pursuant to the Company’s equity line of credit facility provided by our purchase agreement with Lincoln Park Capital Fund, LLC, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow the Company to continue its operations, or if available, be on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and capital expenditures or enter into arrangements on unfavorable terms. The Company currently does not have commitments for future funding from any source other than those noted above. Furthermore, the issuance of additional equity securities may be significantly dilutive to the Company’s current shareholders.

On August 21, 2025, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In accordance with Nasdaq rules, the Company had 45 calendar days, or until October 6, 2025, to submit a plan to regain compliance. After submitting the plan to regain compliance, on October 7, 2025, Nasdaq granted the Company an extension until February 17, 2026, to comply with Listing Rule 5550(b)(1). The Company is taking steps in accordance with its plan to regain and evidence compliance with the Stockholders’ Equity Rule or meet the alternative compliance standards, but there can be no assurance that the Company will regain compliance.

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

2.	Summary of Significant Accounting Policies

Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have not materially changed during the nine months ended September 30, 2025.

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

The results for the nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period.

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

The CODM assesses Company performance through the achievement of revenue, cost optimization, and target identification goals. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

Contract Services

The Company anticipates that the majority of its revenues that may be recognized will result from discovery and monetization of new drug targets and intellectual property from data use partnerships focused on analysis of rich proprietary data sets. The target market for monetization will primarily be mid-size to large biopharmaceutical organizations seeking to build their new drug target pipeline through collaboration agreements with companies such as BullFrog. A secondary revenue channel is fee-for-service partnerships and collaborations with biopharmaceutical companies and other organizations of all sizes that have challenges analyzing data throughout the drug development process. The Company provides the customer with an analysis of large complex data sets using the Company’s proprietary AI/ML platform. This platform is aimed at predicting targets of interest, patterns, relationships, anomalies, and molecular drivers of disease. The Company believes that there will be additional on-going work requested from partners; therefore, the service model utilizes a master services agreement with work or task orders issued for discrete analysis performed at the discovery, preclinical, or clinical stages of drug development. The Company will receive fees related to such agreements in either cash, the equity of its partners, or other consideration and, in some instances, the potential for rights to new intellectual property generated from the analysis. Once data analysis and the analysis report are complete, the Company delivers the analysis set to the customer and recognizes revenue at that point in time.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 which requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for the Company’s fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05 which amends Topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the accounts receivable). This guidance is effective for the Company’s fiscal year ending December 31, 2026 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07 which, among other things, provides scope clarification for share-based noncash consideration from a customer in a revenue contract. Specifically, the ASU clarifies that share-based payments from customers in exchange for the transfer of goods or services should be accounted for as noncash consideration within the scope of ASC 606 as opposed to as a derivative pursuant to ASC 815 or as an equity security pursuant to ASC 321. This guidance is effective for the Company’s fiscal year ending December 31, 2027 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3.	Investments

The Company’s sole investment is in the form of equity securities in a private entity. The Company entered into a strategic collaboration agreement and received such equity securities as remuneration for services rendered. The investment is initially valued at approximately $58,000 (see Note 4). The Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction (see Note 2). As of September 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

4.	Revenue

The Company had an agreement with a single customer, Eleison Pharmaceuticals, Inc. (“Eleison”), for contract services. The collaboration agreement, which was entered into in February 2025 and designed to enhance clinical trial efficiency, extract actionable insights from historical and ongoing data and improve strategic planning for Eleison’s oncology pipeline, was deemed to have multiple deliverables with revenue to be recognized at the time each deliverable was completed. In exchange for the services provided, the Company is entitled to consideration in the form of cash or equity securities of the customer or any combination at the customer’s sole discretion. The Company received the initial payment in the second quarter of 2025, representing 50% of the total consideration, in the form of equity securities of the customer (see Note 3) valued at approximately $58,000, and the remaining consideration, also valued at approximately $58,000, was due upon completion of the final deliverable. The Company allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable. All deliverables were completed in the nine months ended September 30, 2025 and, consequently, the Company recognized approximately $117,000 of revenue at the point in time that each deliverable was completed.

In June 2025, the Company entered into a strategic collaboration with Sygnature Discovery (“Sygnature”), a UK-based contract research organization specializing in drug discovery. Under this collaboration, Sygnature will introduce BullFrog Data Networks™, the Company’s proprietary AI-driven data insights platform powered by the bfLEAP™ engine, to Sygnature’s global biopharma client base. Any commercial terms for the marketing collaboration will be agreed by the parties in a subsequent agreement. The Company has not yet recognized any revenue under this collaboration.

The Company currently has no other revenue agreements. Additionally, the Company has no contract assets or contract costs at September 30, 2025.

5.	Notes Payable

In February 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of February 2025 through February 2026. The agreement provides for financing of $181,797 of the premium, which financing will be repaid in 10 equal monthly installments of $18,743 each through December 2025 and accrues interest at 6.70%.

6.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of September 30, 2025. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

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

In October 2024, the Company received approximately $3.1 million of gross proceeds from the sale of (i) 862,602 shares of the Company’s common stock and pre-funded warrants to purchase up to 702,398 shares of common stock with an exercise price of $0.0001 per share, at a purchase price of $2.00 per share of common stock and a purchase price of $1.9999 per pre-funded warrant in a registered direct offering and (ii) warrants to purchase an aggregate of 1,565,000 shares of common stock with an exercise price of $2.00 per share exercisable after six (6) months from the date of issuance for a five year period from the initial exercise date in a concurrent private placement. In conjunction with the transactions, the Company paid the placement agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the transaction, reimbursed the placement agent for certain out-of-pocket expenses and issued to the placement agent warrants to purchase an aggregate of 62,600 shares of common stock, equal to 4% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering. The placement agent warrants have an exercise price of $2.00 per share and are exercisable six (6) months from the date of issuance for a five year period from the initial exercise date. The pre-funded warrants were exercised in their entirety in cashless exercise transactions as of March 31, 2025, pursuant to which 702,373 shares of common stock were issued.

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

Through September 30, 2025, the Company received approximately $1.1 million of gross proceeds from the sale of 693,487 shares of the Company’s common stock at an average price of approximately $1.58 per share. In connection with these sales, the Company incurred expenses of approximately $164,000, of which $7,500 remains unpaid at September 30, 2025. As of September 30, 2025, approximately $18.9 million of capacity remains available under the ATM Agreement; however, the amount the Company is permitted to raise in any 12-month period is limited based on its public float pursuant to SEC General Instruction I.B.6 of Form S-3. Accordingly, as of September 30, 2025, the Company is limited to additional common stock sales of approximately $2.0 million. This amount is subject to adjustment based on increases in the Company’s public float.

In September 2025, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations. The Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement are satisfied, including that a registration statement covering the resale by Lincoln Park of shares of common stock that have been and may be issued to Lincoln Park under the purchase agreement, which the Company filed with the SEC in October 2025, is declared effective by the SEC. No shares were sold under this facility during the nine months ended September 30, 2025. In connection with this agreement, the Company issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales pursuant to this facility.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of September 30, 2025, 73,449 shares of preferred stock, 6,940,042 warrants, 866,412 options for shares of common stock, and 342,030 unvested RSUs were excluded from the calculation of net loss per share. As of September 30, 2024, 73,449 shares of preferred stock, 5,307,444 warrants and 849,427 options for shares of common stock were excluded from the calculation of net loss per share. For each of the three- and nine-month periods ended September 30, 2025 and September 30, 2024, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved, the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. As of September 30, 2025, there are 14,348 awards authorized but unissued available under the Plan. In October 2025, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan by 750,000.

Stock Options

The following tables summarize the stock option activity for the nine months ended September 30, 2025 and 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value
Oustanding at December 31, 2024	832,731	$3.96	8.5	$-
Granted	256,500	$2.12
Exercised	-	$-
Forfeited / canceled	(222,819)	$3.71
Outstanding at September 30, 2025	866,412	$3.51	8.4	$-
Vested at September 30, 2025	601,520	$3.98	8.1	$-

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	527,717	$4.17	9.0	$112,141
Granted	368,000	$3.71
Exercised	-	$-
Forfeited / canceled	(46,290)	$3.95
Outstanding at September 30, 2024	849,427	$3.98	8.7	$25,652
Vested at September 30, 2024	449,434	$4.06	8.3	$16,837

The fair value of options granted during the nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Nine Months Ended September 30,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	94% - 97%	92% - 97%
Risk-free interest rate	3.8% - 4.5%	3.5% - 4.4%
Expected life (in years)	5.5	5.3 - 6.0

●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.
●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $1.57 and $2.83, respectively.

During the three and nine months ended September 30, 2025, the Company recognized $145,388 and $623,581, respectively, of compensation expense related to stock options. During the three and nine months ended September 30, 2024, the Company recognized $201,571 and $726,363, respectively, of compensation expense related to stock options.

As of September 30, 2025, the total unrecognized compensation expense related to unvested stock options was approximately $253,000, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.

Restricted Stock Units

During the three months ended September 30, 2025, the Company granted 342,030 restricted stock units (“RSUs”) with an average grant date fair value of $1.27. The RSUs vest over a two-year period. During the three and nine months ended September 30, 2025, the Company recognized $18,099 of compensation expense related to RSUs.

As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was approximately $416,000, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Stock Grants

During the three months ended September 30, 2025, the Company granted 168,465 shares of common stock with an average grant date fair value of $1.27, all of which were fully vested at the grant date. Of the 168,465 shares granted, 8,438 were not legally issued as of September 30, 2025. During the three and nine months ended September 30, 2025, the Company recognized $213,951 of compensation expense related to the stock grants.

Warrants

The following table provides details for the Company’s outstanding warrants as of September 30, 2025:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$1.22	2036	5,000
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2028	1,443,227
		7,214,328

Warrants Issued in Conjunction with Transactions

During the year ended December 31, 2024, the Company issued the following warrants as part of two secondary offerings:

●	In February 2024, 1,507,139 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance. In addition, the Company issued an additional 218,382 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance pursuant to the underwriters’ overallotment option. As of September 30, 2025, 16,000 of these warrants have been exercised and 1,709,521 remain outstanding. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 initial public offering (“IPO”) had their exercise prices reduced to $3.782 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $16,774.

●	In February 2024, 478,429 pre-funded warrants with an exercise price of $0.0001 per share. All such pre-funded warrants were exercised in 2024.

●	In February 2024, 90,428 warrants with an exercise price of $4.16 per share and an expiration date 5 years from issuance to the underwriters. The warrants were valued at approximately $263,145, and as of September 30, 2025, none of these warrants have been exercised.

●	In October 2024, 1,565,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.00 per share and expiration date of 5.5 years from issuance. As of September 30, 2025, none of these warrants have been exercised. As a result of this transaction, 90,419 warrants issued in connection with the Company’s 2023 IPO had their exercise prices further reduced to $2.00 per share pursuant to an anti-dilution provision in the warrants resulting in a deemed dividend of $28,211.

●	In October 2024, 702,398 pre-funded warrants with an exercise price of $0.0001 per share. The pre-funded warrants were exercised in their entirety in cashless exercise transactions as of March 31, 2025, pursuant to which 702,373 shares of common stock were issued.

●	In October 2024, 62,600 warrants with an exercise price of $2.00 per share and an expiration date 5.5 years from issuance to the placement agent. The warrants were valued at approximately $116,436 and, as of September 30, 2025, none of these warrants have been exercised.

Warrants Issued as Consideration for Services

The following table summarizes the activity for warrants issued as consideration for services for the nine months ended September 30, 2025 and 2024:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	663,891	$1.55	5.6	$548,380
Granted	5,000	$1.22
Exercised	-	$-
Forfeited / canceled	-	$-
Outstanding at September 30, 2025	668,891	$1.54	4.9	$384,708
Vested at September 30, 2025	664,724	$1.55	4.9	$383,958

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	678,176	$1.57	6.6	$1,209,136
Granted	-	$-
Exercised	(14,285)	$2.66
Forfeited / canceled	-	$-
Outstanding at September 30, 2024	663,891	$1.55	5.8	$964,513
Vested at September 30, 2024	663,891	$1.55	5.8	$964,513

During the three and nine months ended September 30, 2025, the Company recognized $792 of compensation expense related to certain warrants. During the three and nine months ended September 30, 2024, the Company recognized $0 and $3,007, respectively, of compensation expense related to certain warrants.

As of September 30, 2025, there was $3,958 of unrecognized compensation expense related to unvested warrants.

7.	Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2025 and 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $225,000 of the $300,000 minimum annual royalty due in December 2025, and the Company has accrued $25,000 of the $75,000 annual license fee due in June 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable; the Company expensed the license fee and will expense development costs until commercial viability is likely.

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

In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee in 2022. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fees decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a new drug application (“NDA”) by the U.S. Food and Drug Administration and commercialization. As of September 30, 2025, there has been no accrual for royalties since the Company has not begun to generate applicable revenue; however, the Company has accrued $15,000 of the $20,000 license maintenance fees for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

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

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of September 30, 2025, the Company has accrued $22,500 of the $30,000 annual minimum royalty for 2025. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB received a staggered upfront license fee of $100,000 and the Company reimbursed JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to a four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of September 30, 2025, the balance of accrued expense related to this license agreement was $0. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company will expense the license fee and development costs until commercial viability is likely.

Lieber Institute for Brain Development Partnership

In September 2023, the Company entered into a Data Use and Technology Partnership Agreement (the “Data Use Agreement”) and a related Memorandum of Understanding (“MOU”) with the Lieber Institute for Brain Development (“LIBD”), a nonprofit medical research organization focused on mental health disorders. The partnership is intended to combine LIBD’s proprietary brain-related datasets with the Company’s artificial intelligence and machine learning capabilities to support drug discovery and development activities.

Under the Data Use Agreement, LIBD granted the Company a limited, royalty-free, non-transferable license to access and use certain curated LIBD datasets solely for the application of artificial intelligence and machine learning to drug development, excluding diagnostic uses. The license was exclusive for an initial one-year term beginning upon receipt of the first significant tranche of data and was subsequently extended. The Company is responsible for all costs associated with the development plan and is required to provide LIBD with the resulting deliverables upon completion of the exclusivity period.

The MOU outlines key terms for a future commercial agreement governing the potential commercialization of products or services derived from LIBD data. Under the proposed structure, LIBD would receive royalties on net sales and a percentage of sublicense revenue, with rates varying based on the source of commercialization. The Company has also agreed to provide LIBD with any such products or services free of charge for LIBD’s internal research use.

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

Subsequent to the quarter ended September 30, 2025, the Company continued to raise capital through sales of shares of its common stock under its ATM Agreement. Subsequent to September 30, 2025, the Company raised gross proceeds of approximately $1.6 million, before deducting commissions and offering expenses, through sales of shares of its common stock pursuant to the ATM Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In February 2018, the Company secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a new license agreement with JHU-APL in July 2022 that provides the Company with new intellectual property and also encompasses most of the intellectual property from the February 2018 license. In consideration for the new license entered into in July 2022 with JHU-APL, the Company issued to JHU-APL 39,879 shares of common stock. Under the terms of the new license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The new license also contains tiered sub licensing fees that start at fifty (50%) percent and decline to twenty-five (25%) percent based on revenues. The Company and JHU-APL entered into Amendment Number 1 to the July 2022 license agreement pursuant to which the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments for $75,000 was paid in July 2023, the second of these payments for $75,000 was paid in June 2025, and the remaining payments of $75,000 and $50,000 are due in 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment to $60,000; all other financial terms remain the same. As a result of this amendment, the minimum annual payments are $30,000 for 2022, $60,000 for 2023, and $300,000 for 2024 and beyond, all of which are creditable against royalties paid by us. As of September 30, 2025, all minimum annual royalty payments through 2024 have been paid, the Company has accrued $225,000 of the $300,000 minimum annual royalty due in December 2025, and the Company has accrued $25,000 of the $75,000 annual license fee due in June 2026.

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

We operate and have staffed our business using funds from our initial public offering and subsequent financings, have entered into partnerships and relationships, completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data in 2023, and completed our collaboration agreement for clinical trial optimization with a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers in the third quarter of 2025. We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as entered into a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide license agreements with Johns Hopkins University (“JHU”) for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from George Washington University for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”) whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials and drug product for our research and development and clinical trials, and, in some cases, may also require the establishment of third-party arrangements to obtain finished drug product that is manufactured appropriately under good manufacturing practices, and packaged for clinical use or sale. Since we are a company focused on using our AI/ML technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings and our ongoing At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”), we have implemented several initiatives including: investor relations and marketing to raise awareness for the Company in the financial and business sectors, research and development, and initiation of preclinical studies with our in-licensed drug programs. The Company is actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

Internally, the Company has added incremental staff and consultants to accelerate execution and development of processes and custom scripts for use in performing new drug target discovery and analytical services for customers, while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources, such as our agreement with LIBD. We are also continuing to improve our accounting and financial reporting systems and processes to enhance our internal control environment as a public company. Capital from the IPO was also used to retire two notes that were sold to fund the Company through the IPO as well as other debts accrued over time to our staff, employees and consultants, and obligations related to the acquisition of our licensed drug programs.

The Company has incurred negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO. In February 2024, we received net proceeds of approximately $5.7 million from an underwritten public offering of common stock and warrants. In October 2024, we received net proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. Through September 30, 2025, we received approximately $1.1 million of net proceeds from the sale of our common stock pursuant to the ATM Agreement. As of September 30, 2025, the Company has a cash balance of approximately $2.1 million, which includes $0.1 million of restricted cash held by a financial institution as collateral for the Company’s corporate credit card program. As of September 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This risk factor, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.

Accordingly, we will require additional capital to continue to execute our strategy. We anticipate securing this additional capital through various avenues including revenues from licensing agreements and collaborative arrangements within our operating business and/or the selling of equity securities or entry into debt transactions. Although management believes that such funding sources will be available, including pursuant to the Company’s at-the-market common stock sales facility under our ATM Agreement and pursuant to our equity line of credit facility provided by our purchase agreement with Lincoln Park Capital Fund, LLC, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow us to continue our operations, or if available, be on terms acceptable to us. If we do not raise sufficient funds in a timely manner, among other things, we may be forced to delay, scale back or eliminate some or all our research and product development programs and capital expenditures or enter into arrangements on unfavorable terms. We currently do not have commitments for future funding from any source other than those noted above. Furthermore, the issuance of additional equity securities may be significantly dilutive to our current shareholders.

Our Strategy

The Company has a unique strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships will be structured as a combination of fees in cash, equity in our partners, or other consideration and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and increase the speed of the drug development process, which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.

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

Financial Operations Overview

Revenue

We completed our first commercial service contract in the third quarter of 2023 and recognized revenue in the amount of $65,000. We did not recognize any revenue in 2024. In February 2025, we entered into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase III oncology company focused on novel chemotherapeutic treatments for rare cancers, and we recognized approximately $83,000 and $117,000, respectively, of revenue in the three and nine months ended September 30, 2025 pursuant to this agreement. Additionally, in June 2025, we entered into a strategic collaboration agreement with Sygnature Discovery (“Sygnature”), pursuant to which we established a joint marketing arrangement where Sygnature will introduce our BullFrog Data Networks™ platform to Sygnature’s global biopharma client base; however, we have not yet recognized any revenue under this collaboration. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2025 or beyond.

Cost of Revenue

Cost of revenue consists primarily of the allocation of personnel costs (e.g. payroll, benefits, and consulting fees) of our employees and third-party consultants directly attributable to the satisfaction of our performance obligations under our revenue arrangements.

Research and Development Costs and Expenses

Research and development costs and expenses include development activities related to our licensed drug candidates and our discovery efforts and collaborations. In addition to fees paid to external service providers, we are also allocating costs for internal personnel working on these activities as well as their efforts to develop our product and service offerings using bfLEAP™. We anticipate our research and development costs could become significant over time as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing an investigational new drug (IND) application for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.

General and Administrative Expenses

General and administrative expenses include personnel costs and costs associated with being a public company such as directors and officers insurance, audit and tax provider fees, legal fees, and exchange listing costs. Additionally, our general and administrative costs include expenses for our business development, investor relations and marketing efforts. We anticipate our general and administrative expenses increasing in the future to support our service offerings and clinical and pre-clinical research and development activities associated with strategic partnering and collaborations.

Results of Operations – Comparison of Three Months Ended September 30, 2025 and 2024

Collaboration Revenue and Cost of Collaboration Revenue

We recognized revenue and cost of revenue of approximately $83,000 and $68,000, respectively, for the three months ended September 30, 2025, entirely related to our lone collaboration agreement with Eleison. The revenue and cost are for the completion of the final two deliverables under the collaboration agreement. We had no active customer agreements in the comparable prior year period.

	September 30,		Net Change
	2025	2024
Operating expenses:
Research and development	$345,992	$566,584	$(220,592)
General and administrative	1,239,061	1,253,357	(14,296)
Total operating expenses	$1,585,053	$1,819,941	$(234,888)

Research and Development

Our research and development expenses for the three months ended September 30, 2025 decreased, compared to the same period ended September 30, 2024, primarily due to a reduction in personnel costs and the allocation of certain personnel costs from research and development to cost of revenue related to our collaboration with Eleison.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2025 decreased, compared to the same period ended September 30, 2024, primarily due to reductions in our director and officer insurance policy premium and recruiting fees, partially offset by an increase in noncash stock-based compensation expense.

Other Income (Expense), Net

Interest income earned on cash held in an overnight sweep account was approximately $20,000 for the three months ended September 30, 2025 as compared to approximately $61,000 for the three months ended September 30, 2024. The decrease was primarily due to a decrease in our average cash balance.

Results of Operations – Comparison of Nine Months Ended September 30, 2025 and 2024

Collaboration Revenue and Cost of Collaboration Revenue

We recognized revenue and cost of revenue of approximately $117,000 and $95,000, respectively, for the nine months ended September 30, 2025, entirely related to our lone collaboration agreement with Eleison. The revenue and cost are for the completion of all deliverables under the collaboration agreement. We had no active customer agreements in the comparable prior year period.

	September 30,		Net Change
	2025	2024
Operating expenses:
Research and development	$1,402,549	$1,632,409	$(229,860)
General and administrative	3,715,319	3,835,213	(119,894)
Total operating expenses	$5,117,868	$5,467,622	$(349,754)

Research and Development

Our research and development expenses for the nine months ended September 30, 2025 decreased, compared to the same period ended September 30, 2024, primarily due to a reduction in personnel costs and the allocation of certain personnel costs from research and development to cost of revenue related to our collaboration with Eleison, partially offset by an increase in licensing fees.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2025 decreased, compared to the same period ended September 30, 2024, primarily due to reductions in our director and officer insurance policy premium and recruiting fees, partially offset by increases in personnel costs and noncash stock-based compensation expense.

Other Income (Expense), Net

Interest income earned on cash held in an overnight sweep account was approximately $83,000 for the nine months ended September 30, 2025 as compared to approximately $205,000 for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in our average cash balance.

Liquidity and Capital Resources

Through September 30, 2025, we have an accumulated deficit of approximately $21.8 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnerships and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In February 2024, we completed an underwritten offering of common stock and warrants generating approximately $5.7 million of net proceeds.

In October 2024, we completed a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants generating approximately $2.7 million of net proceeds.

In April 2025, the Company entered into an ATM Agreement with BTIG, LLC, pursuant to which the Company may offer and sell shares of common stock, from time to time in its sole discretion, at the market price up to an aggregate offering price of $20 million. The Company is not obligated to sell any shares, and BTIG is not required to sell any specific number or dollar amount of shares of common stock. Accordingly, the Company will not receive any proceeds from such transaction until shares are actually sold by BTIG. Subject to the Company’s request to sell shares, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell shares of common stock on the Company’s behalf in accordance with Company instructions. Notwithstanding the foregoing, there can be no assurance that the Company will be able to sell, when needed, sufficient shares under the ATM Agreement to fund planned operations. In the nine months ended September 30, 2025, the Company received approximately $1.1 million of net proceeds from the sale of 693,487 shares of the Company’s common stock at an average price of approximately $1.58 per share.

In September 2025, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations. The Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement are satisfied, including that a registration statement covering the resale by Lincoln Park of shares of common stock that have been and may be issued to Lincoln Park under the purchase agreement, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) in October 2025, is declared effective by the SEC. No shares were sold under this facility during the nine months ended September 30, 2025. In connection with the purchase agreement, we issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales pursuant to this facility.

As of September 30, 2025, the Company’s cash and cash equivalents position is not sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This risk factor, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.

On August 21, 2025, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In accordance with Nasdaq rules, the Company had 45 calendar days, or until October 6, 2025, to submit a plan to regain compliance. After submitting the plan to regain compliance, on October 7, 2025, Nasdaq granted the Company an extension until February 17, 2026, to comply with Listing Rule 5550(b)(1). The Company is taking steps in accordance with its plan to regain and evidence compliance with the Stockholders’ Equity Rule or meet the alternative compliance standards, but there can be no assurance that the Company will regain compliance.

Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2025	2024	Change
Net cash (used in) provided by
Operating activities	$(4,337,270)	$(4,338,214)	$944
Investing activities	-	-	-
Financing activities	996,999	5,952,472	(4,955,473)
Net (decrease) increase in cash and cash equivalents	$(3,340,271)	$1,614,258	$(4,954,529)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was materially unchanged compared to the same period ended September 30, 2024 primarily due to the reduction in our prepaid director and officer insurance policy premium offset by payments of vendor payables.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2025 or 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 decreased compared to the same period of 2024 primarily due to proceeds from our secondary offering and warrant exercises in 2024 along with a reduction in our director and officer insurance policy premium financing partially offset by proceeds from sales of common stock under our ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q as a result of the previously identified material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements in this filing on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Material Weakness and Ongoing Remediation Efforts

As previously disclosed, management identified material weaknesses in its internal controls over financial reporting at December 31, 2023 which continue to be unremediated as of September 30, 2025. Specifically, management noted the Company did not properly document, implement or operate a system of effective internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A	Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s 2024 Form 10-K.

We are currently listed on the Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on the Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. For instance, on August 21, 2025, we received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In accordance with Nasdaq rules, the Company had 45 calendar days, or until October 6, 2025, to submit a plan to regain compliance. After submitting the plan to regain compliance, on October 7, 2025, Nasdaq granted the Company an extension until February 17, 2026, to comply with Listing Rule 5550(b)(1). Although the Company is pursuing its compliance plan, there can be no assurance that the Company will regain compliance.

If, for any reason, we are unable to regain compliance with the Stockholders’ Equity Rule or we otherwise fail to maintain compliance with Nasdaq’s listing standards, our securities would be subject to delisting by Nasdaq. In such case, unless we are able to list on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of investors that could consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported in the Company’s Current Reports on Form 8-K, there were no unregistered sales of equity securities during the three months ended September 30, 2025.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” other than the contractual expiration of the lone 10b5 Sales Plan (defined below). As previously disclosed, in June 2023, Vininder Singh, the Chief Executive Officer and a Director of the Company, entered into a 10b5-1 sales plan (the “10b5 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5 Sales Plan provides for the sale of up to 1,000,000 shares of common stock and will remain in effect until the earlier of (1) August 31, 2025; or (2) the date on which an aggregate of 1,000,000 shares of common stock have been sold under the 10b5 Sales Plan. Pursuant to the 10b5 Sales Plan, 50,000 shares were sold under the plan in September 2023, 100,000 shares were sold under the plan in the first quarter of 2024, and 50,000 shares were sold under the plan in each of the second, third, and fourth quarters of 2024, and in each of the first, second, and third quarters of 2025.

Item 6	EXHIBITS.

Exhibit No.	Description
3.1	Amendment to the Bylaws of BullFrog AI Holdings, Inc., effective September 18, 2025 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 23, 2025).

10.1	Purchase Agreement, dated September 15, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2025).

10.2	Registration Rights Agreement, dated September 15, 2025, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16, 2025).

10.3	Amendment No. 1 to BullFrog AI Holdings, Inc.’s 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BullFrog AI Holdings, Inc.

Date: November 14, 2025	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer

