Form 10-Q
period 2026-03-31
BullFrog AI Holdings, Inc.
filed 2026-05-14
CIK 1829247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to

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

The number of shares of the registrant’s common stock issued and outstanding as of May 13, 2026 was 18,541,651.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BullFrog AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$5,080,463	$2,183,705
Prepaid expenses and other assets	234,636	400,451
Total current assets	5,315,099	2,584,156

Restricted cash	105,000	105,000
Property and equipment, net	2,094	2,525
Investments	116,670	116,670
Total assets	$5,538,863	$2,808,351

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$216,986	$168,151
Accrued expenses	301,200	503,871
Short term insurance financing	133,886	-
Total current liabilities	652,072	672,022
Total liabilities	652,072	672,022

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 18,447,105 and 11,418,183 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	184	114
Additional paid-in capital	33,044,259	25,427,838
Uncollected proceeds from stock issuance	(3,272,868)	-
Accumulated deficit	(24,884,785)	(23,291,624)
Total stockholders’ equity	4,886,791	2,136,329
Total liabilities and stockholders’ equity	$5,538,863	$2,808,351

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Collaboration revenue	$-	$-
Total revenue	-	-

Cost of revenue
Cost of collaboration revenue	-	-
Total cost of revenue	-	-

Gross profit	-	-

Operating expenses
Research and development	434,819	576,260
General and administrative	1,179,808	1,480,360
Total operating expenses	1,614,627	2,056,620

Loss from operations	(1,614,627)	(2,056,620)

Other income (expense), net
Interest expense, net	(982)	(1,015)
Interest income	16,389	40,082
Other income	6,059	-
Total other income (expense), net	21,466	39,067
Net loss	$(1,593,161)	$(2,017,553)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.12)	$(0.21)
Weighted average number of shares outstanding - basic and diluted	12,948,732	9,689,812

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Uncollected proceeds from stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	issuance	Deficit	Equity
Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$-	$(16,793,556)	$4,963,740
Stock-based compensation	-	-	-	-	300,288	-	-	300,288
Issuance of common stock pursuant to warrant exercises	-	-	302,386	3	(3)	-	-	-
Net loss	-	-	-	-	-	-	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	$1	9,415,525	$94	$22,057,489	$-	$(18,811,109)	$3,246,475

Balance at December 31, 2025	73,449	$1	11,418,183	$114	$25,427,838	$-	$(23,291,624)	$2,136,329
Stock-based compensation	-	-	-	-	126,656	-	-	126,656
Issuance of common stock, net of issuance costs	-	-	7,028,922	70	7,489,765	(3,272,868)	-	4,216,967
Net loss	-	-	-	-	-	-	(1,593,161)	(1,593,161)
Balance at March 31, 2026	73,449	$1	18,447,105	$184	$33,044,259	$(3,272,868)	$(24,884,785)	$4,886,791

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,593,161)	$(2,017,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	431	431
Stock-based compensation	126,656	300,288
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(41,678)	(168,529)
Accounts payable	48,835	(225,400)
Accrued expenses	(235,171)	312,638
Net cash used in operating activities	(1,694,088)	(1,798,125)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,456,960	-
Proceeds from short term insurance financing	175,194	181,797
Payments on short term insurance financing	(41,308)	(17,727)
Net cash provided by financing activities	4,590,846	164,070

Net increase (decrease) in cash and cash equivalents	2,896,758	(1,634,055)

Cash and cash equivalents and restricted cash, beginning of period	2,288,705	5,435,983
Cash and cash equivalents and restricted cash, end of period	$5,185,463	$3,801,928

Supplemental cash flow information:
Cash paid for interest	$982	$1,015

Supplemental disclosures of noncash investing and financing activities
Reclass of commitment shares against stock issuance proceeds	$207,492	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Nature of Business

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

The Company uses AI/ML to advance medicines largely for external projects, though has also done so, and may in the future do so, for internal projects. Currently, most AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which the Company believes is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP™, to customers through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.

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

The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical development for in-house programs and for its strategic partners, collaborators, and customers. The Company’s business model includes supporting clinical trial optimization efforts for ongoing studies and rescuing late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform initially developed at JHU-APL. The Company believes the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial datasets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern

The Company has generated negative cash flows from operations and operated at a net loss since inception. As of March 31, 2026, the Company has a cash balance of approximately $5.2 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for the Company’s corporate credit card program. During the three months ended March 31, 2026, the Company received net cash proceeds of approximately $1.9 million from the sale of its common stock pursuant to the Company’s At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”). Also, during the three months ended March 31, 2026, the Company sold common stock for net cash proceeds of approximately $5.8 million under the Company’s equity line of credit facility pursuant to its purchase agreement with Lincoln Park Capital Fund, LLC (the “ELOC Facility”). Of the total net cash proceeds from such sales under the ELOC Facility, $2.5 million was received in the quarter ended March 31, 2026, and the balance of $3.3 million was received on April 1, 2026 and are therefore classified as ‘Uncollected proceeds of stock issuance’ on the March 31, 2026 balance sheet.

Management has evaluated the Company’s liquidity and concluded that, as of March 31, 2026, while current cash and cash equivalents are expected to be sufficient to fund the Company’s planned operations for at least a year beyond the filing date of the consolidated financial statements, such forecast is subject to significant assumptions and uncertainties. If actual results differ from management’s estimates, the Company may need to seek additional capital sooner than expected. This risk, as well as other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon us utilizing the financing facilities available to us or obtaining necessary additional financing or revenues to meet our obligations arising from normal business operations when they become due.

Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates securing this additional capital through various avenues, including revenues earned from the performance services, licensing agreements and collaborative arrangements within its operating business and/or the selling of equity securities or entry into debt transactions. Although management believes that such funding sources will be available, including pursuant to the ATM Agreement and ELOC Facility, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow the Company to continue its operations, or if available, be on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and capital expenditures or enter into arrangements on unfavorable terms. The Company does not currently have commitments for future funding from any source other than those noted above. Furthermore, the issuance of additional equity securities may be significantly dilutive to the Company’s current shareholders.

On August 21, 2025, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company did not meet on the date of the notice. In accordance with Nasdaq rules, the Company had 45 calendar days, or until October 6, 2025, to submit a plan to regain compliance. After submitting the plan to regain compliance, on October 7, 2025, Nasdaq granted the Company an extension until February 17, 2026, to comply with Listing Rule 5550(b)(1). On February 19, 2026, the Company received a further notice from Nasdaq (the “February Letter”) notifying the Company that Nasdaq determined that the Company had not met the terms of the extension. The Company thereafter timely requested a hearing before an independent Nasdaq Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. The Company subsequently attended a hearing with the Panel on March 31, 2026, pursuant to which the Company presented its plans to regain and maintain compliance with the Stockholders’ Equity Rule. In furtherance of such plan, the Company completed certain sales of its common stock under the ATM Agreement and ELOC Facility. On April 1, 2026 the Company filed a Current Report on Form 8-K with the SEC stating that such sales of its common stock under the ATM Agreement and ELOC Facility resulted in aggregate net proceeds of at least $3.45 million and, as a result of the foregoing transactions, the Company believed it had stockholders’ equity of more than $2.5 million in compliance with the Stockholders’ Equity Requirement. Subsequently, on April 21, 2026, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Stockholders’ Equity Rule as of such date. The letter stated that the Company will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds the Company out of compliance with the Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, in such case, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On February 10, 2026, the Company received a letter from Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice had no immediate effect on the listing of the Company’s Common Stock and tradeable warrants. As such, the Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “BFRG,” and its tradeable warrants will continue to trade on the Nasdaq Capital Market under the symbol “BFRGW.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180-calendar days from the date of the Bid Price Notice, or until August 10, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during the 180-calendar day grace period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance, and the matter will be closed. If the Company does not regain compliance during the initial 180-calendar day compliance period, the Company may be provided a second 180-calendar day period to regain compliance. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, the Company’s listed securities will be subject to delisting. The Company would thereafter have the right to appeal a determination to delist the Company’s securities, and the Company’s securities would remain listed on the Nasdaq Capital Market until the completion of the appeal process. While the Company plans to review all available options, including, if necessary, effecting a reverse stock split, there can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the compliance period, secure a second 180-day period to regain compliance with the Minimum Bid Price Requirement, or maintain compliance with the other Nasdaq listing requirements. Notably, at a Special Meeting of Stockholders in October 2025, we received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of our Board of Directors. The Company intends to monitor the closing bid price of its Common Stock and assess potential options to regain compliance with Nasdaq’s Listing Rules, including, if necessary, effecting a reverse stock split.

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

2.	Summary of Significant Accounting Policies

Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 have not materially changed during the three months ended March 31, 2026.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BullFrog AI Holdings, Inc. and its wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment focused on advancing drug development using AI/ML to analyze complex data sets in medicine and healthcare.

The condensed consolidated statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the Form 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state its financial position, results of operations, and cash flows.

The results for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$5,080,463	$2,183,705
Restricted cash	105,000	105,000
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$5,185,463	$2,288,705

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 which requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted this guidance in 2025. The adoption of this guidance did not result in a material effect on the Company’s financial statements.

In July 2025, the FASB issued ASU No. 2025-05 which amends Topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the accounts receivable). This guidance is effective for the Company’s fiscal year ending December 31, 2026 and can be adopted early. The Company adopted this guidance in January 2025. The adoption of this guidance did not result in a material effect on the Company’s financial statements.

In September 2025, the FASB issued ASU No. 2025-07, which, among other things, provides scope clarification for share-based non-cash consideration from a customer in a revenue contract. Specifically, the ASU clarifies that share-based payments from customers in exchange for the transfer of goods or services should be accounted for as non-cash consideration within the scope of ASC 606 as opposed to as a derivative pursuant to ASC 815 or as an equity security pursuant to ASC 321. This guidance is effective for the Company’s fiscal year ending December 31, 2027 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03. Specifically, the ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. These details include separate footnote disclosures for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU’s amendments are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Companies are required to apply the guidance prospectively and may apply it retrospectively. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3.	Investments

The Company’s sole investment is in the form of equity securities in a single private entity. The Company entered into a strategic collaboration agreement and received such equity securities as remuneration for services rendered. The investment is initially valued at $116,670 (see Note 4). The Company has elected the measurement alternative and, accordingly, the investment is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction (see Note 2). As of March 31, 2026, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

4.	Revenue

During 2025, the Company had a collaboration agreement with a single customer, Eleison Pharmaceuticals, Inc. (“Eleison”), for contract services. The collaboration agreement, which was entered into in February 2025 and designed to enhance clinical trial efficacy, extract actionable insights from historical and ongoing data and improve strategic planning for Eleison’s oncology pipeline, was deemed to have multiple deliverables with revenue to be recognized at the time each deliverable was completed. In exchange for the services provided, the Company was entitled to consideration in the form of cash or equity securities of the customer or any combination at the customer’s sole discretion. The Company received the initial payment in the second quarter of 2025, representing 50% of the total consideration, in the form of equity securities of the customer valued at $58,335. The remaining consideration, also valued at $58,335, was received in the form of equity securities of the customer following completion of the final deliverable in the third quarter of 2025. The Company allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable. All deliverables were completed in the year ended December 31, 2025 and, consequently, the Company recognized $116,670 of revenue at the point in time that each deliverable was completed (see Note 3).

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

In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company (the “Client”). Pursuant to the agreement, the Company will apply its proprietary methodology and AI/ML learning tool, bfLEAP®, to discover and provide the Client with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). The agreement will remain in full force and effect for one year from its execution. In connection with the agreement, the Company is eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the Client. The Client will have the option to receive the exclusive right to use a selected “final target” drug candidate for its research and development purposes for a period of three years. The Company has not yet recognized any revenue under this agreement.

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

In February 2026, the Company again entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of February 2026 through February 2027. The agreement provides for financing of $148,277 of the premium, repayments in 10 equal monthly installments of $15,373 each through December 2026 and accrues interest at 7.95%. As of March 31, 2026, the balance outstanding on this note was $133,886.

6.	Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of March 31, 2026. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the Company’s common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.

Common Stock

The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.

In the three months ended March 31, 2025, the Company issued 302,386 shares of common stock upon the cashless exercise of prefunded warrants originally issued in a registered direct offering completed in October 2024. The Company did not receive any proceeds from the exercise of the prefunded warrants.

In April 2025, the Company entered into the ATM Agreement with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of common stock having an aggregate offering price of $20.0 million through BTIG, as the Company’s sales agent. The Company is not obligated to make any sales of common stock under the ATM Agreement, and BTIG is not required to sell any specific number or dollar amount of shares. Subject to the Company’s request to sell shares of common stock, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell such shares on the Company’s behalf. The Company will pay BTIG a commission of 3% of the gross sales price of any shares of common stock sold through BTIG under the ATM Agreement and will reimburse BTIG for reasonable and documented out-of-pocket expenses incurred by BTIG, including the reasonable and documented fees and disbursements of counsel to BTIG, subject to specified caps.

Pursuant to the Company’s ATM Agreement, through March 31, 2026, the Company received an aggregate amount of approximately $4.7 million of gross proceeds from the sale of 3,863,115 shares of the Company’s common stock at an average price of approximately $1.21 per share. In connection with these sales, the Company incurred expenses of approximately $330,000, of which $47,500 remains unpaid at March 31, 2026. As of March 31, 2026, approximately $15.3 million of capacity remains available under the ATM Agreement; however, the amount the Company is permitted to raise in any 12-month period is limited based on its public float pursuant to SEC General Instruction I.B.6 of Form S-3. Accordingly, as of March 31, 2026, the Company did not have any remaining capacity under the ATM Agreement; however, on April 1, 2026, the Company filed a prospectus supplement to allow for additional common stock sales of approximately $4.3 million. This amount is subject to adjustment based on increases in the Company’s public float and fluctuations in the Company’s stock price.

In September 2025, the Company entered into an ELOC Facility pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations. The Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on November 25, 2025, the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement were satisfied. In connection with this agreement, in September 2025, the Company issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales pursuant to this ELOC Facility. During the three months ended March 31, 2026, the Company sold 4,852,318 shares of common stock for gross proceeds of approximately $5.9 million at an average price of approximately $1.21 per share. In connection with these sales, the Company incurred expenses of approximately $93,000 and non-cash expenses related to the commitment share issuance of approximately $207,000, of which the entirety was paid and recorded as of March 31, 2026. Of the total net cash proceeds, $3.3 million was uncollected as of March 31, 2026 and was recorded as ‘Uncollected proceeds from stock issuance’ on the March 31, 2026 balance sheet. These proceeds were received on April 1, 2026. As of March 31, 2026, approximately $4.1 million of capacity remains available under the ELOC Facility, provided however, that the Company must file a new registration statement to register further sales of common stock under the ELOC Facility to utilize such remaining capacity.

Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of March 31, 2026, 73,449 shares of preferred stock, 6,940,042 warrants, 761,035 options for shares of common stock, and 329,087 unvested RSUs were excluded from the calculation of net loss per share. As of March 31, 2025, 73,449 shares of preferred stock, 6,935,042 warrants and 938,927 options for shares of common stock were excluded from the calculation of net loss per share. For each of the three months ended March 31, 2026 and March 31, 2025, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.

2022 Equity Incentive Plan

In November 2022, the Company’s Board of Directors adopted, and its shareholders approved, the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years, and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. In October 2025, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan by 750,000. As of March 31, 2026, there are 1,218,425 awards authorized but unissued available under the Plan.

Stock Options

The following tables summarize the stock option activity for the three months ended March 31, 2026 and 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value
Oustanding at December 31, 2025	738,785	$3.51	8.3	$-
Granted	37,500	$0.61		$39,945
Exercised	-	$-
Forfeited / canceled	(15,250)	$3.70
Outstanding at March 31, 2026	761,035	$3.38	8.1	$53,095
Vested at March 31, 2026	586,344	$3.84	7.8	$1,097

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	832,731	$3.96	8.5	$-
Granted	211,500	$2.19
Exercised	-	$-
Forfeited / canceled	(105,304)	$3.84
Outstanding at March 31, 2025	938,927	$3.57	8.6	$-
Vested at March 31, 2025	608,934	$3.87	8.1	$-

The fair value of options granted during the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Three Months Ended March 31,
	2026	2025
Expected dividend yield	0%	0%
Expected volatility	95%	94% - 96%
Risk-free interest rate	3.7%	4.0% - 4.5%
Expected life (in years)	6.0%	5.5%

●	Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.
●	Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
●	Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
●	Expected life of options – The expected life of options granted to employees was determined using the simplified method.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $0.48 and $1.67, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized $75,965 and $300,288, respectively, of compensation expense related to stock options.

As of March 31, 2026, the total unrecognized compensation expense related to unvested stock options was approximately $193,000, which the Company expects to recognize over a weighted-average period of approximately 1.0 years.

Restricted Stock Units

In August 2025, the Company granted 342,030 restricted stock units (“RSUs”) with an average grant date fair value of $1.27. The RSUs vest over a two-year period. During the three months ended March 31, 2026, the Company recognized $49,503 of compensation expense related to such RSUs.

As of March 31, 2026, the total unrecognized compensation expense related to unvested RSUs was approximately $296,000, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

Stock Grants

In August 2025, the Company issued 168,465 shares of common stock to certain employees and consultants as awards granted under the Plan. Such shares had an average grant date fair value of $1.27.

Warrants

The following table provides details of the Company’s outstanding warrants as of March 31, 2026:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$1.22	2036	5,000
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,484,829
$8.125	2028	1,443,227
		7,214,328

Warrants Issued as Consideration for Services

As of March 31, 2026, the Company had 668,891 warrants to purchase shares of common stock outstanding, which had been issued in exchange for the receipt of services, with an average grant date fair value of $1.54 and weighted average remaining life of 4.4 years. During the three months ended March 31, 2026, the Company recognized $1,188 of compensation expense related to such service warrants.

As of March 31, 2026, there was $1,583 of unrecognized compensation expense related to unvested warrants to be recognized over 0.4 years.

7.	Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2026 and 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at March 31, 2026 and December 31, 2025.

8.	Material Agreements

JHU-APL Technology License

In February 2018, the Company entered into an exclusive, world-wide, royalty-bearing license with JHU-APL (the “2018 License Agreement”). The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets, as well as modifications and improvements. In October 2021, the Company executed an amendment to the original license for improvements and new advanced analytics capabilities. In consideration of the rights granted to the Company under the 2018 License Agreement, JHU-APL received a warrant equal to five percent (5%) of the then fully diluted equity base of the Company, which was diluted following the closing of the Company’s initial public offering and subsequent financings.

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

As of March 31, 2026, all minimum annual royalty payments through 2025 have been paid, the Company has accrued $75,000 of the $300,000 minimum annual royalty for 2026, and the Company has accrued $62,500 of the $75,000 annual license fee due in June 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

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

In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee in 2022. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well as sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fees decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a new drug application (“NDA”) by the U.S. Food and Drug Administration and commercialization. As of March 31, 2026, there has been no accrual for royalties since the Company has not begun to generate applicable revenue; however, the Company has accrued $5,000 of the $20,000 license maintenance fees for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Mebendazole License

In February 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (“JHU”) for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease. This formulation shows potent activity in animal models with different types of cancer and has been evaluated in a Phase 1 clinical trial in patients with high-grade glioma (NCT01729260). The trial, an open-label dose-escalation study, assessed the safety and efficacy of the improved formulation with adjuvant temozolomide in 24 patients with newly diagnosed gliomas. Investigators observed no dose-limiting toxicity in patients receiving all but the highest tested dose (200mg/kg/day). Four of the 15 patients receiving the maximum tested dose of 200mg/kg/day experienced dose-limiting toxicity, all of which were reversed by decreasing or eliminating the dose given. There were no serious adverse events attributed to Mebendazole at any dose during the trial. 41.7% of patients who received Mebendazole were alive at two years after enrollment, and 25% were alive at four years (Gallia et al., 2021).

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of March 31, 2026, the accrued expense balance related to this license agreement was $12,500 of the $50,000 for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

Johns Hopkins University – Prodrug License

In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB received a staggered upfront license fee of $100,000 and the Company reimbursed JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to a four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of March 31, 2026, the balance of accrued expense related to this license agreement was $1,250 of the $5,000 minimum annual royalty for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company will expense the license fee and development costs until commercial viability is likely.

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

Feasibility Agreement

In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company (the “Client”). Pursuant to the agreement, the Company will apply its proprietary methodology and AI/ML learning tool, bfLEAP®, to discover and provide the Client with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). The agreement will remain in full force and effect for one year from its execution. In connection with the agreement, the Company is eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the Client. The Client will have the option to receive the exclusive right to use a selected “final target” drug candidate for its research and development purposes for a period of three years.

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

Subsequent to the quarter ended March 31, 2026, on April 1, 2026, the Company filed a prospectus supplement to allow for additional sales of common stock of approximately $4.3 million under its ATM Agreement. Subsequent to March 31, 2026, the Company raised gross proceeds of approximately $126,000, before deducting commissions and offering expenses, through sales of shares of its common stock pursuant to the ATM Agreement.

On April 21, 2026, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Stockholders’ Equity Rule as of such date. The letter also stated that the Company will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds the Company out of compliance with the Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, in such case, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and (2) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 19, 2026. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

BullFrog AI Holdings, Inc. was incorporated in the State of Nevada in February 2020. BullFrog AI Holdings, Inc. is the parent company of BullFrog AI, Inc. and BullFrog AI Management, LLC, which were incorporated in Delaware and Maryland, in 2017 and 2021, respectively. Operations are currently conducted through BullFrog AI Holdings, Inc., which began operations in February 2020. We are a company focused specifically on advanced artificial intelligence/machine learning (“AI/ML”) analysis of complex data in the advancement of medicine. Our AI/ML platform (trade name: bfLEAP™) was created from technology originally developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”). Subsequently, we have developed new tools and capabilities composed of an ensemble of AI/ML models.

Our objective is to utilize bfLEAP™, our AI/ML platform, with a precision medicine approach toward drug development with biopharmaceutical collaborators. In the past, we have also utilized our platform with our own internal clinical development programs and may do so in the future. We believe the bfLEAP™ platform is ideally suited for evaluating pre-clinical and clinical trial data generated in translational research and clinical trial settings in order to lead to faster, less expensive drug approvals.

Our aim is to improve the odds of success in each stage of developing medicine, ranging from early pre-clinical through late-stage clinical development. Our ultimate objective is to utilize bfLEAP™ to enable the success of ongoing third-party clinical trials or rescue late-stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) for in-house development and divestiture. We will also consider collaborations for earlier stage drugs.

In February 2018, we secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a license agreement in July 2022 that provides the Company with new intellectual property, including patents, copyrights, and know-how for the technology underlying our bfLEAP™ analytical AI/ML platform, and also encompasses most of the intellectual property from the February 2018 license. In consideration for this new license with JHU-APL, we issued to JHU-APL 39,879 shares of common stock. Under the terms of the July 2022 license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The July 2022 license agreement also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. In May 2023, we entered into Amendment Number 1 of the July 2022 license agreement with JHU-APL pursuant to which we gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments of $75,000 was paid in July 2023, the second of these payments was paid in June 2025, and the remaining payments of $75,000 and $50,000 are due in years 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment from $80,000 to $60,000. All other financial terms remain the same. As a result of this amendment, the minimum annual royalty payments are $30,000 for 2022, $60,000 for 2023, and $300,000 per year for 2024 and beyond, all of which are creditable against royalties paid by us. As of March 31, 2026, all minimum annual royalty payments through 2025 have been paid. We have accrued $75,000 for the 2026 minimum annual royalty payment, and $62,500 of the $75,000 annual license fee, which is due in June 2026.

We intend to continue to evolve and improve bfLEAP™, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world, which has already been successfully applied in multiple sectors.

We operate and have staffed our business using funds from our initial public offering and subsequent financings. Since our incorporation, we have entered into various partnerships and relationships, completed our first commercial service contract with a leading rare disease non-profit organization for AI/ML analysis of late-stage clinical data in 2023, completed our collaboration agreement for clinical trial optimization with a Phase 3 oncology company focused on novel chemotherapeutic treatments for rare cancers in the third quarter of 2025, and entered into a feasibility agreement with a global pharmaceutical company to apply bfLEAP® to discover and provide our customer with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide license agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. We have also signed an exclusive worldwide license from GWU for another cancer drug that targets hepatocellular carcinoma (liver cancer) and other liver diseases. In addition, we have signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy. Additionally, we intend to gain access to later-stage clinical assets through partnerships or the acquisition of rights to failed therapeutic candidates for drug rescue. In certain circumstances, we intend to conduct late-stage clinical trials in an effort to rescue therapeutic assets that previously failed. In these cases, there will be a requirement for drug supply and regulatory services to conduct clinical trials. The success of our clinical development programs will require finding partners to support the clinical development, adequate availability of raw materials or drug product for our research and development and clinical trials, and, in some cases, may also require establishment of third-party arrangements to obtain a finished drug product that is manufactured appropriately under good manufacturing practices, and packaged for clinical use or sale. Since we are a company focused on using our AI/ML technology to advance medicines, any clinical development programs will also require, in all cases, partners and the establishment of third-party relationships for execution and completion of clinical trials.

Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings and our ongoing At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”) and equity line of credit created pursuant to our purchase agreement with Lincoln Park Capital Fund, LLC (the “ELOC Facility”), we have implemented several initiatives including: investor relations and marketing to raise awareness of the Company in the financial and business sectors, research and development, and initiation of preclinical studies with our in-licensed drug programs. We are actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.

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

We have had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO. In February 2024, we received net cash proceeds of approximately $5.7 million from an underwritten public offering of common stock and warrants. In October 2024, we received net cash proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. From inception of the ATM Agreement and ELOC Facility through March 31, 2026 we have received approximately $4.5 million of net cash proceeds from the sale of our common stock pursuant to the ATM Agreement and $2.5 million of net cash proceeds from the sale of common stock pursuant to the ELOC Facility (with an additional $3.3 million received under the ELOC Facility on April 1, 2026). As of March 31, 2026, we have a cash balance of approximately $5.2 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for our corporate credit card program. Our management has evaluated our liquidity and concluded that, as of March 31, 2026 while current cash and cash equivalents are expected to be sufficient to fund our planned operations for at least a year beyond the filing date of the consolidated financial statements, such forecast is subject to significant assumptions and uncertainties. If actual results differ from management’s estimates, we may need to seek additional capital sooner than expected. This risk, as well as other factors, raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us utilizing the financing facilities available to us or obtaining necessary additional financing or revenues to meet our obligations arising from normal business operations when they become due.

Our Strategy

We have a strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships will be structured as fees in cash and, in some instances, equity in our partners, or other consideration and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and increase the speed of the drug development process, which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.

In the future, the second part of our strategy involves acquiring the rights to late stage failed drugs and using our proprietary AI/ML technology to advance the development of such drugs, with the objective of creating near term value and then exiting and monetizing as quickly as possible, preferably within approximately 30 months.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and estimates described in our Form 10-K.

Financial Operations Overview

Revenue

In February 2025, we entered into a collaboration agreement with Eleison Pharmaceuticals Inc. (“Eleison”), a Phase 3 oncology company focused on novel chemotherapeutic treatments for rare cancers, and we recognized approximately $117,000 of revenue during the year ended December 31, 2025. Additionally, in June 2025, we entered into a strategic collaboration agreement with Sygnature Discovery (“Sygnature”), pursuant to which we established a joint marketing arrangement where Sygnature will introduce our BullFrog Data Networks™ platform to Sygnature’s global biopharma client base. We have not yet recognized any revenue under this collaboration.

In March 2026, we entered into a feasibility agreement with a global pharmaceutical company to apply bfLEAP® to discover and provide our customer with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). We are eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the customer but have not yet recognized any revenue under this agreement. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2026 or beyond.

Cost of Revenue

Cost of revenue consists primarily of the allocation of personnel costs (e.g. payroll, benefits, and consulting fees) of our employees and third-party consultants directly attributable to the satisfaction of our performance obligations under our revenue generating contracts and arrangements.

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

Results of Operations – Comparison of Three Months Ended March 31, 2026 and 2025

	March 31,
	2026	2025	Net Change
Operating expenses:
Research and development	$434,819	$576,260	$(141,441)
General and administrative	1,179,808	1,480,360	(300,552)
Total operating expenses	$1,614,627	$2,056,620	$(441,993)

Research and Development

Our research and development expenses for the three months ended March 31, 2026 decreased compared to the same period ended March 31, 2025, primarily due to the absence of any expenses for severance obligations and target discovery and validation efforts in 2026.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2026 decreased compared to the same period ended March 31, 2025, primarily due to a reduction in personnel costs and a decrease in non-cash stock-based compensation expense.

Other Income (Expense), Net

Our other income (expense), net for the three months ended March 31, 2026 decreased compared to the same period ended March 31, 2025, primarily due to a reduction in interest income earned on cash held in an overnight sweep account as a result of a decrease in our average cash balance.

Liquidity and Capital Resources

Through March 31, 2026, we have an accumulated deficit of approximately $24.9 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnerships and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In April 2025, we entered into an ATM Agreement with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell up to an aggregate of $20 million of shares of common stock to the public, from time to time in our sole discretion, at the current market price. We are not obligated to sell any shares, and BTIG is not required to sell any specific number or dollar amount of shares of common stock. Accordingly, we will not receive any proceeds under the ATM Agreement until shares are actually sold by BTIG. Subject to our request to sell shares, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell shares of common stock on our behalf in accordance with Company instructions. Notwithstanding the foregoing, there can be no assurance that we will be able to sell, when needed, sufficient shares under the ATM Agreement to fund planned operations. During the three months ended March 31, 2026, we received approximately $1.9 million of net cash proceeds under the ATM Agreement from the sale of 2,176,604 shares of our common stock at an average price of approximately $0.91 per share. Consequently, as of the date of this filing, approximately $15.3 million of capacity remains available under the ATM Agreement; however, the amount we are permitted to raise in any 12-month period is currently limited based on our public float pursuant to SEC General Instruction I.B.6 of Form S-3. As a result, as of the date of the filing of this Quarterly Report on Form 10-Q, we may only sell up to approximately an additional $4.3 million of shares of common stock under the ATM Agreement.

In September 2025, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an ELOC Facility, pursuant to which Lincoln Park committed to purchase up to $10.0 million of shares of our common stock, subject to certain limitations. Under the agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of our common stock. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at our sole discretion, over the 36-month period commencing on November 25, 2025, the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement were satisfied. In connection with the purchase agreement, we issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales under the ELOC Facility. During the three months ended March 31, 2026, we sold 4,852,318 shares of common stock for net cash proceeds of approximately $5.8 million under our ELOC Facility. Of the total net cash proceeds received for such 4,852,318 shares, $2.5 million was received during the quarter ended March 31, 2026 and the balance of $3.3 million was received on April 1, 2026.

Our management has evaluated our liquidity and concluded that, as of March 31, 2026, while current cash and cash equivalents are expected to be sufficient to fund our planned operations for at least a year beyond the filing date of our unaudited consolidated financial statements, such forecast is subject to significant assumptions and uncertainties. If actual results differ from management’s estimates, we may need to seek additional capital sooner than expected. This risk, as well as other factors, raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us utilizing the financing facilities available to us or obtaining necessary additional financing or revenues to meet our obligations arising from normal business operations when they become due. Accordingly, we expect to seek additional capital to continue to execute our strategy discussed above.

On August 21, 2025, we received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which we did not meet on the date of notice. In accordance with Nasdaq rules, we had 45 calendar days, or until October 6, 2025, to submit a plan to regain compliance. After submitting the plan to regain compliance, on October 7, 2025, Nasdaq granted us an extension until February 17, 2026, to comply with the Stockholders’ Equity Rule. On February 19, 2026, we received a further notice from Nasdaq (the “February Letter”) notifying us that Nasdaq determined that we had not met the terms of the extension. We thereafter timely requested a hearing before an independent Nasdaq Hearings Panel (the “Panel”), which automatically stayed any suspension or delisting action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. The Company subsequently attended a hearing with the Panel on March 31, 2026, pursuant to which the Company presented its plans to regain and maintain compliance with the Stockholders’ Equity Rule. In furtherance of such plan, the Company completed certain sales of its common stock under the ATM Agreement and ELOC Facility. Thereafter, we received a letter from Nasdaq notifying us that we had regained compliance with the Stockholders’ Equity Rule as of April 21, 2026. The letter also stated that we will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds us out of compliance with the Stockholders’ Equity Rule, we will not be permitted additional time to regain compliance. However, in such case, we will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to our securities being delisted from Nasdaq.

On February 10, 2026, we received a letter from Nasdaq notifying us that, for the prior 30 consecutive business days, the closing bid price for our common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice had no immediate effect on the listing of our Common Stock and tradeable warrants. As such, our Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “BFRG,” and our tradeable warrants will continue to trade on the Nasdaq Capital Market under the symbol “BFRGW.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180-calendar days from the date of the Bid Price Notice, or until August 10, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during the 180-calendar day grace period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us written confirmation of compliance, and the matter will be closed. If we do not regain compliance during the initial 180-calendar day compliance period, we may be provided a second 180-calendar day period to regain compliance. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our listed securities will be subject to delisting. We would thereafter have the right to appeal a determination to delist our securities, and our securities would remain listed on the Nasdaq Capital Market until the completion of the appeal process. While we plan to review all available options, including, if necessary, effecting a reverse stock split, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the compliance period, secure a second 180-day period to regain compliance with the Minimum Bid Price Requirement, or maintain compliance with the other Nasdaq listing requirements. Notably, at a Special Meeting of Stockholders in October 2025, we received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of our Board of Directors. We intend to monitor the closing bid price of our Common Stock and assess potential options to regain compliance with Nasdaq’s Listing Rules including, if necessary, effecting a reverse stock split.

Consolidated Cash Flow Data

	Three Months Ended March 31,
	2026	2025	Change
Net cash (used in) provided by
Operating activities	$(1,694,088)	$(1,798,125)	$104,037
Investing activities	-	-	-
Financing activities	4,590,846	164,070	4,426,776
Net increase (decrease) in cash and cash equivalents	$2,896,758	$(1,634,055)	$4,530,813

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was materially unchanged compared to the same period ended March 31, 2025.

Cash Flows Used in Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2026 or 2025.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 increased compared to the same period of 2025, primarily due to proceeds from sales of common stock under our ATM Agreement and ELOC Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings.

To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A	Risk Factors.

There have been no material changes to the Risk Factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

(c) Insider Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6	EXHIBITS.

Exhibit No.	Description
10.1 ^#	Feasibility Agreement, dated as of March 27, 2026, by and between BullFrog AI Holdings, Inc. and Client. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 30, 2026).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
^	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
#	Schedules and certain exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally any omitted schedules and exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BullFrog AI Holdings, Inc.

Date: May 14, 2026	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: May 14, 2026	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer

