Form 10-Q
period 2026-06-30
BullFrog AI Holdings, Inc.
filed 2026-08-14
CIK 1829247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of the registrant’s common stock issued and outstanding as of August 13, 2026 was 18,541,651.

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
You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:
•our future financial performance, including our revenue, costs of revenue, operating expenses and profitability;
•our predictions about, and the development of, digital transformation technology and bio health businesses and their respective market trends;
•our ability to attract and retain customers for our products and services;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•the availability of financing for smaller publicly traded companies like us;
•our current and future capital requirements to support the continued development and commercialization of our products and services;
•our ability to maintain compliance with Nasdaq listing rules;
•our ability to successfully expand in our business markets and into new markets and industry verticals; and
•our ability to effectively manage our growth and future expenses.
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
BullFrog AI Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$6,918,141	$2,183,705
Accrued revenue	215,385	—
Prepaid expenses and other assets	336,994	400,451
Total current assets	7,470,520	2,584,156

Restricted cash	105,000	105,000
Property and equipment, net	1,662	2,525
Investments	116,670	116,670
Total assets	$7,693,852	$2,808,351

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$169,945	$168,151
Accrued expenses	446,507	503,871
Short term insurance financing	90,138	—
Total current liabilities	706,590	672,022
Total liabilities	706,590	672,022

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 18,541,651 and 11,418,183 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	185	114
Additional paid-in capital	33,243,391	25,427,838
Accumulated deficit	(26,256,315)	(23,291,624)
Total stockholders’ equity	6,987,262	2,136,329
Total liabilities and stockholders’ equity	$7,693,852	$2,808,351
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$215,385	$33,257	$215,385	$33,257
Total revenue	215,385	33,257	215,385	33,257

Cost of revenue
Cost of collaboration revenue	108,486	26,735	108,486	26,735
Total cost of revenue	108,486	26,735	108,486	26,735

Gross profit	106,899	6,522	106,899	6,522

Operating expenses
Research and development	339,456	480,297	774,275	1,056,557
General and administrative	1,186,504	995,898	2,366,312	2,476,258
Total operating expenses	1,525,960	1,476,195	3,140,587	3,532,815

Loss from operations	(1,419,061)	(1,469,673)	(3,033,688)	(3,526,293)

Other income (expense), net
Interest expense	(2,373)	(2,449)	(3,355)	(3,464)
Interest income	49,904	23,393	66,293	63,475
Other income	—	—	6,059	—
Total other income (expense), net	47,531	20,944	68,997	60,011
Net loss	$(1,371,530)	$(1,448,729)	$(2,964,691)	$(3,466,282)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.07)	$(0.15)	$(0.19)	$(0.36)
Weighted average number of shares outstanding - basic and diluted	18,807,779	9,706,356	15,894,441	9,698,130
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Uncollected proceeds from stock issuance	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$—	$(16,793,556)	$4,963,740
Stock-based compensation	—	—	—	—	300,288	—	—	300,288
Issuance of common stock pursuant to warrant exercises	—	—	302,386	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	$1	9,415,525	$94	$22,057,489	$—	$(18,811,109)	$3,246,475
Stock-based compensation	—	—	—	—	177,905	—	—	177,905
Issuance of common stock, net of issuance costs	—	—	211,589	2	212,457	—		212,459
Net loss	—	—	—	—	—	—	(1,448,729)	(1,448,729)
Balance at June 30, 2025	73,449	$1	9,627,114	$96	$22,447,851	$—	$(20,259,838)	$2,188,110

Balance at December 31, 2025	73,449	$1	11,418,183	$114	$25,427,838	$—	$(23,291,624)	$2,136,329
Stock-based compensation	—	—	—	—	126,656	—	—	126,656
Issuance of common stock, net of issuance costs	—	—	7,028,922	70	7,489,765	(3,272,868)	—	4,216,967
Net loss	—	—	—	—	—	—	(1,593,161)	(1,593,161)
Balance at March 31, 2026	73,449	$1	18,447,105	$184	$33,044,259	$(3,272,868)	$(24,884,785)	$4,886,791
Stock-based compensation	—	—	—	—	109,835	—	—	109,835
Issuance of common stock, net of issuance costs	—	—	83,760	1	89,297	3,272,868	—	3,362,166
Issuance of common stock upon vesting of restricted stock units	—	—	10,786	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,371,530)	(1,371,530)
Balance at June 30, 2026	73,449	$1	18,541,651	$185	$33,243,391	$—	$(26,256,315)	$6,987,262
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,964,691)	$(3,466,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	863	863
Stock-based compensation	236,491	478,193
Changes in operating assets and liabilities:
Accrued revenue	(215,385)	—
Prepaid expenses and other assets	(144,036)	(117,240)
Investments	—	(58,335)
Accounts payable	1,794	(254,141)
Accrued expenses	(122,364)	161,766
Deferred revenue	—	25,078
Net cash used in operating activities	(3,207,328)	(3,230,098)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,851,626	262,459
Proceeds from short term insurance financing	175,194	181,797
Payments on short term insurance financing	(85,056)	(71,506)
Net cash provided by financing activities	7,941,764	372,750

Net increase (decrease) in cash and cash equivalents	4,734,436	(2,857,348)

Cash and cash equivalents and restricted cash, beginning of period	2,288,705	5,435,983
Cash and cash equivalents and restricted cash, end of period	$7,023,141	$2,578,635

Supplemental cash flow information:
Cash paid for interest	$3,355	$3,464

Supplemental disclosures of noncash investing and financing activities
Reclass of commitment shares against stock issuance proceeds	$207,493	$—
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
Most new therapeutics will fail at some point in preclinical or clinical development. These failures are a primary driver for the high cost of developing new therapeutics. A major challenge in developing new therapeutics is efficiently integrating the complex, high-dimensional data generated at each stage of development to help de-risk subsequent stages of the process. AI/ML have emerged as a digital solution to help address this problem.
The Company uses AI/ML to advance medicines largely for external projects, although it has also done so, and may in the future do so, for internal projects. Currently, most AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, bfLEAP™, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which the Company believes is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP™, to customers through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.
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
The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical development for in-house programs and for its strategic partners, collaborators, and customers. The Company’s business model includes supporting clinical trial optimization efforts for ongoing studies and rescuing late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP™ AI/ML platform. The Company believes the bfLEAP™ analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial datasets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern
The Company has generated negative cash flows from operations and operated at a net loss since inception. As of June 30, 2026, the Company has a cash balance of approximately $7.0 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for the Company’s corporate credit card program. During the six months ended June 30, 2026, the Company received net cash proceeds of approximately $2.0 million from the sale of its common stock pursuant to the Company’s At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”). Also, during the six months ended June 30, 2026, the Company sold common stock for net cash proceeds of approximately $5.8 million under the Company’s equity line of credit facility pursuant to its purchase agreement with Lincoln Park Capital Fund, LLC (the “ELOC Facility”).
As of June 30, 2026, the Company's cash and cash equivalents position is not sufficient to fund the Company's planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.
Accordingly, the Company will require additional capital to continue to execute its strategy. The Company anticipates securing this additional capital through various avenues, including revenues earned from the performance services, licensing agreements and commercial collaborations within its operating business as well as the sale of equity securities or entry into debt transactions. Although management believes that such funding sources will be available, including pursuant to the ATM Agreement and ELOC Facility, there can be no assurance that any such arrangements will provide sufficient capital when needed to allow the Company to continue its operations, or if available, be on terms acceptable to it. If the Company does not raise sufficient funds in a timely manner, among other things, it may be forced to delay, scale back or eliminate some or all of its research and product development programs and capital expenditures or enter into arrangements on unfavorable terms. The Company does not currently have commitments for future funding from any source other than those noted above. Furthermore, the issuance of additional equity securities may be significantly dilutive to the Company’s current shareholders.
On August 21, 2025, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company did not meet on the date of the notice. On October 7, 2025, Nasdaq granted the Company an extension until February 17, 2026, to comply with Listing Rule 5550(b)(1). The Company subsequently attended a hearing with an independent Nasdaq Hearings Panel (the “Panel”) on March 31, 2026, pursuant to which the Company presented its plans to regain and maintain compliance with the Stockholders’ Equity Rule. As a result of sales of its common stock under the Company's ATM Agreement and ELOC Facility, which resulted in aggregate net proceeds of at least $3.45 million, the Company believed it had stockholders’ equity of more than $2.5 million in compliance with the Stockholders’ Equity Requirement and, as such, filed Form 8-K on April 1, 2026, stating as much. Subsequently, on April 21, 2026, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Stockholders’ Equity Rule as of such date. The letter stated that the Company will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds the Company out of compliance with the Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, in such case, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On February 10, 2026, the Company received a letter from Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice had no immediate effect on the listing of the Company’s Common Stock and tradeable warrants. As such, the Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “BFRG,” and its tradeable warrants will continue to trade on the Nasdaq Capital Market under the symbol “BFRGW.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180-calendar days from the date of the Bid Price Notice, or until August 10, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during the 180-calendar day grace period, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide the Company written confirmation of compliance, and the matter will be closed. If the Company does not regain compliance during the initial 180-calendar day compliance period, the Company may be provided a second 180-calendar day period to regain compliance. On July 30, 2026, the Company sent a letter to Nasdaq requesting an extension of 180-calendar day grace period to regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, the Company’s listed securities will be subject to delisting. The Company would thereafter have the right to appeal a determination to delist the Company’s securities, and the Company’s securities would remain listed on the Nasdaq Capital Market until the completion of the appeal process. While the Company plans to review all available options, including, if necessary, effecting a reverse stock split, there can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the compliance period, secure a second 180-day period to regain compliance with the Minimum Bid Price Requirement, or maintain compliance with the other Nasdaq listing requirements. Notably, at a Special Meeting of Stockholders in October 2025, we received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of our Board of Directors. The Company intends to monitor the closing bid price of its Common Stock and assess potential options to regain compliance with Nasdaq’s Listing Rules, including, if necessary, effecting a reverse stock split.
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
2.    Summary of Significant Accounting Policies
Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 have not materially changed during the six months ended June 30, 2026.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BullFrog AI Holdings, Inc. and its wholly owned subsidiaries and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, our CEO, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment focused on advancing drug development using AI/ML to analyze complex data sets in medicine and healthcare.
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

The results for the six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,918,141	$2,183,705
Restricted cash	105,000	105,000
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$7,023,141	$2,288,705
Recent Accounting Pronouncements
New Accounting Standards or Updates Adopted
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
New Accounting Standards or Updates Not Yet Adopted
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
3.    Investments
The Company’s sole investment is in the form of equity securities in a single private entity, Eleison Pharmaceuticals, Inc. (“Eleison”). The Company entered into a strategic collaboration agreement with Eleison and received such equity securities as remuneration for services rendered. The investment is initially valued at $116,670 (see Note 4). The Company has elected the measurement alternative and, accordingly, the investment is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of June 30, 2026, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.
4.    Revenue
During 2025, the Company entered into a collaboration agreement with Eleison, for contract services. The collaboration agreement, which was entered into in February 2025 and designed to enhance clinical trial efficacy, extract actionable insights from historical and ongoing data and improve strategic planning for Eleison’s oncology pipeline, was deemed to have multiple deliverables with revenue to be recognized at the time each deliverable was completed. In exchange for the services provided, the Company was entitled to consideration in the form of cash or equity securities of the customer or any combination at the customer’s sole discretion. The Company received the initial payment in the second quarter of 2025, representing 50% of the total consideration, in the form of equity securities (see Note 3) of the customer valued at $58,335. The remaining consideration, also valued at $58,335, was received in the form of equity securities of the customer following completion of the final deliverable in the third quarter of 2025. The Company allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable. All deliverables were completed in the year ended December 31, 2025 and, consequently, the Company recognized $116,670 of revenue at the point in time that each deliverable was completed.
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
In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company (the “Client”). Pursuant to the agreement, the Company will apply its proprietary methodology and AI/ML learning tool, bfLEAP®, to discover and provide the Client with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). The agreement will remain in full force and effect for one year from its execution. The agreement provides for the Company to complete certain performance milestones and the Client has the option to receive the exclusive right to use a selected “final target” drug candidate for its research and development purposes. The Company determined that each deliverable constitutes a distinct performance obligation under ASC 606, with revenue recognized at the point in time the relevant deliverable is satisfied and allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable. During the three and six months ended June 30, 2026, the Company completed the first deliverable and recognized $215,385 of collaboration revenue. As of June 30, 2026, the earned but unpaid milestone payment has been recorded as accrued revenue on the condensed consolidated balance sheets.

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
In February 2026, the Company again entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of February 2026 through February 2027. The agreement provides for financing of $148,277 of the premium, repayments in 10 equal monthly installments of $15,373 each through December 2026 and accrues interest at 7.95%. As of June 30, 2026, the balance outstanding on this note was $90,138.
6.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of June 30, 2026. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the Company’s common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.
Common Stock
The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.
In the six months ended June 30, 2025, the Company issued 302,386 shares of common stock upon the cashless exercise of prefunded warrants originally issued in a registered direct offering completed in October 2024. The Company did not receive any proceeds from the exercise of the prefunded warrants.
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
Pursuant to the Company’s ATM Agreement, through June 30, 2026, the Company received an aggregate amount of approximately $4.8 million of gross proceeds from the sale of 3,946,875 shares of the Company’s common stock at an average price of approximately $1.22 per share. In connection with these sales, the Company incurred expenses of approximately $366,000, of which $80,000 remains unpaid at June 30, 2026. As of June 30, 2026, approximately $15.0 million of capacity remains available under the ATM Agreement; however, the amount the Company is permitted to raise in any 12-month period is limited based on its public float pursuant to SEC General Instruction I.B.6 of Form S-3. Accordingly, as of June 30, 2026, the Company cannot complete additional common stock sales due to this limitation. This amount is subject to adjustment based on increases in the Company’s public float and fluctuations in the Company’s stock price.

In September 2025, the Company entered into an ELOC Facility pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations. The Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on November 25, 2025, the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement were satisfied. In connection with this agreement, in September 2025, the Company issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales pursuant to this ELOC Facility. Through June 30, 2026, the Company sold 4,852,318 shares of common stock for gross proceeds of approximately $5.9 million at an average price of approximately $1.21 per share. In connection with these sales, the Company incurred expenses of approximately $93,000 and non-cash expenses related to the commitment share issuance of approximately $207,000. As of June 30, 2026, approximately $4.1 million of capacity remains available under the ELOC Facility.
Dilutive securities are excluded from the diluted earnings per share calculation because their effect is anti-dilutive. As of June 30, 2026, 73,449 shares of preferred stock, 6,921,612 warrants, 969,334 options for shares of common stock, and 303,251 unvested RSUs were excluded from the calculation of net loss per share. As of June 30, 2025, 73,449 shares of preferred stock, 6,935,042 warrants and 938,927 options for shares of common stock were excluded from the calculation of net loss per share. For each of the three and six months ended June 30, 2026 and June 30, 2025, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.
2022 Equity Incentive Plan
In November 2022, the Company’s Board of Directors adopted, and its shareholders approved, the 2022 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of equity-based awards to employees, directors, and consultants. The Plan provides for equity-based awards including incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards, cash awards and other equity-based awards. Awards are limited to a maximum term of 10 years, and any exercise prices shall not be less than 100% of the fair market value of one share of common stock on the grant date. The Plan authorized an initial maximum number of shares underlying awards of 900,000 with an automatic annual increase to an amount equal to 15% of the total number of shares outstanding as of the end of the preceding fiscal year. In October 2025, the Company’s stockholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan by 750,000. As of June 30, 2026, there are 1,005,890 awards authorized but unissued available under the Plan.
Stock Options
The following tables summarize the stock option activity for the six months ended June 30, 2026 and 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	738,785	$3.51	8.3	$—
Granted	332,500	$0.66		$17,076
Exercised	—	$—
Forfeited / canceled	(101,951)	$2.74
Outstanding at June 30, 2026	969,334	$2.62	8.6	$17,076
Vested at June 30, 2026	585,972	$3.74	7.8	$53

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	832,731	$3.96	8.5	$—
Granted	211,500	$2.19
Exercised	—	$—
Forfeited / canceled	(105,304)	$3.84
Outstanding at June 30, 2025	938,927	$3.57	8.3	$—
Vested at June 30, 2025	637,226	$3.87	7.9	$—
The fair value of options granted during the six months ended June 30, 2026 and 2025 was estimated using the Black-Scholes option pricing model based on the assumptions in the table below:

	Six Months Ended June 30,
	2026	2025
Expected dividend yield	0%	0%
Expected volatility	95% - 96%	94% - 96%
Risk-free interest rate	3.7%	4.0% - 4.5%
Expected life (in years)	5.5 - 6.0	5.5
•Dividend yield – The Company does not expect to pay a dividend in the foreseeable future.
•Volatility – The trading volatility was determined by calculating the volatility of the Company’s peer group.
•Risk-free interest rate – This is the U.S. Treasury rate, having a term comparable to the expected life of the stock option.
•Expected life of options – The expected life of options granted to employees was determined using the simplified method.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $0.52 and $1.67, respectively.
During the three and six months ended June 30, 2026, the Company recognized $61,341 and $137,306, respectively, of compensation expense related to stock options. During the three and six moths ended June 30, 2025, the Company recognized $177,905 and $478,193, respectively, of compensation expense related to stock options.
As of June 30, 2026, the total unrecognized compensation expense related to unvested stock options was approximately $227,000, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
Restricted Stock Units
The following table summarizes the RSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	342,030	$1.27	1.7
Granted	—	—
Vested	(10,786)	1.27
Forfeited / canceled	(27,993)	1.27
Outstanding at June 30, 2026	303,251	$1.27	1.2

No grants were made during the six months ended June 30, 2025.
During the three and six months ended June 30, 2026, the Company recognized compensation expense related to RSUs of $47,306 and $96,809, respectively, of which $8,735 related to the immediate vesting of 10,786 shares in connection with the departure of an employee.
As of June 30, 2026, the total unrecognized compensation expense related to unvested RSUs was approximately $225,000, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.
Stock Grants
In August 2025, the Company issued 168,465 shares of common stock to certain employees and consultants as awards granted under the Plan. Such shares had an average grant date fair value of $1.27. No such grants were made during the six months ended June 30, 2026.
Warrants
The following table provides details of the Company’s outstanding warrants as of June 30, 2026:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$1.22	2036	5,000
$2.00 - $2.66	2026 - 2032	2,164,179
$3.36 - $4.16	2028 - 2029	1,842,807
$6.51 - $7.80	2026 - 2032	1,466,399
$8.125	2028	1,443,227
		7,195,898
Warrants Issued as Consideration for Services
As of June 30, 2026, the Company had 668,891 warrants to purchase shares of common stock outstanding, which had been issued in exchange for the receipt of services, with an average grant date fair value of $1.54 and weighted average remaining life of 4.1 years. During the three and six months ended June 30, 2026, the Company recognized $1,188 and $2,376, respectively, of compensation expense related to such service warrants.
As of June 30, 2026, there was $396 of unrecognized compensation expense related to unvested warrants to be recognized over 0.1 years.
7.    Income Taxes
The Company has not recorded any tax provision or benefit for the three and six months ended June 30, 2026 and 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, all minimum annual royalty payments through 2025 have been paid, the Company has accrued $150,000 of the $300,000 minimum annual royalty for 2026, and the Company has accrued $4,167 of the $75,000 annual license fee due in June 2027. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.
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
In consideration of the rights granted to the Company under the license agreement, the Company paid GWU a $20,000 license initiation fee in 2022. Under the terms of the license agreement, GWU will be entitled to a three percent (3%) royalty on net sales subject to quarterly minimums once the first sale has occurred subsequent to regulatory approval, as well as sublicense or assignment fees in the event the Company sublicenses or assigns their rights to use the technology. The Company will also reimburse GWU for previously incurred and ongoing patent costs. The sublicense and assignment fees decline as the Company advances the clinical development of the licensed technology. The license agreement also contains milestone payments for clinical development through the approval of a new drug application (“NDA”) by the U.S. Food and Drug Administration and commercialization. As of June 30, 2026, there has been no accrual for royalties since the Company has not begun to generate applicable revenue; however, the Company has accrued $10,000 of the $20,000 license maintenance fees for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.

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
The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, JHU received a staggered upfront license fee of $250,000, with $50,000 paid in 2022 and the remaining balance of $200,000 paid in 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments of $5,000 for 2022, $10,000 for 2023, $20,000 for 2024, $30,000 for 2025 and $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of June 30, 2026, the accrued expense balance related to this license agreement was $25,000 of the $50,000 minimum annual royalty for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company expensed the license fee and will expense development costs until commercial viability is likely.
Johns Hopkins University – Prodrug License
In October 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU and the Institute of Organic Chemistry and Biochemistry (“IOCB”) of the Czech Academy of Sciences for rights to commercialize N-substituted prodrugs of Mebendazole that demonstrate improved solubility and bioavailability. The license covers prodrug compositions and use for treating disease as claimed in multiple U.S. and worldwide patent applications. In consideration for the rights granted to the Company under the license agreement, JHU and IOCB received a staggered upfront license fee of $100,000 and the Company reimbursed JHU and IOCB for previously incurred patent costs. Under the terms of the license agreement, JHU and IOCB will be entitled to a four percent (4.0%) royalty on net sales by the Company in which the JHU and IOCB license was utilized. In addition, the Company is required to pay JHU and IOCB minimum annual royalty payments of $5,000 for 2026, $10,000 for 2027, $20,000 for 2028, $30,000 for 2029 and $50,000 for 2030 and each year after until the first commercial sale, after which, the annual minimum royalty shall be $150,000. The license agreement also contains milestone payments for patent grants, clinical development steps through the approval of an NDA and commercialization. As of June 30, 2026, the balance of accrued expense related to this license agreement was $2,500 of the $5,000 minimum annual royalty for 2026. The Company assessed whether the license should be capitalized and determined that the licensed program is in the early stage and therefore may not be recoverable. The Company will expense the license fee and development costs until commercial viability is likely.
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

Pursuant to the MOU, the Company entered into a commercial agreement with LIBD governing the potential commercialization of products or services derived from LIBD data. Under the proposed structure, LIBD would receive royalties on net sales and a percentage of sublicense revenue, with rates varying based on the source of commercialization. The Company has also agreed to provide LIBD with any such products or services free of charge for LIBD’s internal research use. As of June 30, 2026, the balance of accrued expense for this partnership agreement was approximately $36,000 for estimated royalty fees resulting from revenue recognized during the period.
Feasibility Agreement
In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company (the “Client”). Pursuant to the agreement, the Company will apply its proprietary methodology and AI/ML learning tool, bfLEAP®, to discover and provide the Client with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). The agreement will remain in full force and effect for one year from its execution. In connection with the agreement, the Company is eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the Client. The Client will have the option to receive the exclusive right to use a selected “final target” drug candidate for its research and development purposes for a period of three years. See Note 4 for details over revenue recognition.
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

In February 2018, we secured an original exclusive, worldwide, royalty-bearing license from JHU-APL for the technology underlying our bfLEAP™ platform. The license covers three (3) issued patents, one (1) new provisional patent application, non-patent rights to proprietary libraries of algorithms and other trade secrets including modifications and improvements. We entered into a license agreement in July 2022 that provides the Company with new intellectual property, including patents, copyrights, and know-how for the technology underlying our bfLEAP™ analytical AI/ML platform, and also encompasses most of the intellectual property from the February 2018 license. In consideration for this new license with JHU-APL, we issued to JHU-APL 39,879 shares of common stock. Under the terms of the July 2022 license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The July 2022 license agreement also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. In May 2023, we entered into Amendment Number 1 of the July 2022 license agreement with JHU-APL pursuant to which we gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. The first of these payments of $75,000 was paid in July 2023, the second of these payments was paid in June 2025, and the remaining payments of $75,000 and $50,000 are due in years 2026 and 2027, respectively. The amendment also reduced the 2023 minimum annual royalty payment from $80,000 to $60,000. All other financial terms remain the same. As a result of this amendment, the minimum annual royalty payments are $30,000 for 2022, $60,000 for 2023, and $300,000 per year for 2024 and beyond, all of which are creditable against royalties paid by us. As of June 30, 2026, all minimum annual royalty payments through 2025 have been paid. We have accrued $150,000 for the 2026 minimum annual royalty payment, and $4,167 of the $75,000 annual license fee, which is due in June 2027.
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
We have had negative cash flows from operations and operated at a net loss since inception. In the first quarter of 2023, we completed our IPO. In February 2024, we received net cash proceeds of approximately $5.7 million from an underwritten public offering of common stock and warrants. In October 2024, we received net cash proceeds of approximately $2.7 million from a registered direct offering of common stock and pre-funded warrants, and concurrent private placement of common stock warrants. From inception of the ATM Agreement and ELOC Facility through June 30, 2026 we have received approximately $4.4 million and $5.8 million, respectively, of net cash proceeds from the sale of our common stock pursuant to these agreements. As of June 30, 2026, we have a cash balance of approximately $7.0 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for our corporate credit card program. As of June 30, 2026, the Company's cash and cash equivalents position is not sufficient to fund the Company's planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.
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

Financial Operations Overview
Revenue
In February 2025, we entered into a collaboration agreement with Eleison, a Phase 3 oncology company focused on novel chemotherapeutic treatments for rare cancers, and we recognized approximately $117,000 of revenue during the year ended December 31, 2025, which was non-cash. Additionally, in June 2025, we entered into a strategic collaboration agreement with Sygnature Discovery (“Sygnature”), pursuant to which we established a joint marketing arrangement where Sygnature will introduce our BullFrog Data Networks™ platform to Sygnature’s global biopharma client base. We have not yet recognized any revenue under this collaboration.
In March 2026, we entered into a feasibility agreement with a global pharmaceutical company to apply bfLEAP® to discover and provide our customer with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). We are eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the customer. During the six months ended June 30, 2026, we completed the first deliverable and recognized $215,385 of collaboration revenue. The earned but unpaid milestone payment has been recorded as accrued revenue on the condensed consolidated balance sheets. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2026 or beyond.
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

Results of Operations – Comparison of Three Months Ended June 30, 2026 and 2025
Collaboration Revenue and Cost of Collaboration Revenue
We recognized revenue of approximately $215,385 and $33,257 for the three months ended June 30, 2026 and 2025, respectively. We recognized cost of revenue of approximately $108,486 and $26,735 for the three months ended June 30, 2026 and 2025, respectively. Revenue and cost of revenue recognized for the three months ended June 30, 2026 were related entirely to our feasibility agreement, while revenue and cost of revenue recognized for the same period in 2025 were related entirely to our collaboration agreement.
Operating Expenses
The following table sets forth our operating expenses for the three months ended June 30, 2026 and 2025:

	June 30,
	2026	2025	Net Change
Operating expenses:
Research and development	$339,456	$480,297	$(140,841)
General and administrative	1,186,504	995,898	190,606
Total operating expenses	$1,525,960	$1,476,195	$49,765
Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2026 decreased compared to the same period ended June 30, 2025, primarily due to the absence of any expenses for target discovery and validation efforts and a reduction in consulting expenses in 2026.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2026 increased compared to the same period ended June 30, 2025, primarily due to a increase in personnel costs, investor relations expenses and professional fees.
Other Income (Expense), Net
Our other income (expense), net for the three months ended June 30, 2026 increased compared to the same period ended June 30, 2025, primarily due to an increase in interest income earned on cash held in money market account as a result of an increase in our average cash balance.

Results of Operations – Comparison of Six Months Ended June 30, 2026 and 2025
Collaboration Revenue and Cost of Collaboration Revenue
We recognized revenue of approximately $215,385 and $33,257 for the six months ended June 30, 2026 and 2025, respectively. We recognized cost of revenue of approximately $108,486 and $26,735 for the six months ended June 30, 2026 and 2025, respectively. Revenue and cost of revenue recognized for the six months ended June 30, 2026 were related entirely to our feasibility agreement, while revenue and cost of revenue recognized for the same period in 2025 were related entirely to our collaboration agreement.
Operating Expenses
The following table sets forth our operating expenses for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025	Net Change
Operating expenses:
Research and development	$774,275	$1,056,557	$(282,282)
General and administrative	2,366,312	2,476,258	(109,946)
Total operating expenses	$3,140,587	$3,532,815	$(392,228)
Research and Development Expenses
Our research and development expenses for the six months ended June 30, 2026 decreased compared to the same period ended June 30, 2025, primarily due to the absence of any expenses for severance obligations and target discovery and validation efforts in 2026.
General and Administrative Expenses
Our general and administrative expenses for the six months ended June 30, 2026 decreased compared to the same period ended June 30, 2025, primarily due to a reduction in personnel costs and a decrease in non-cash stock-based compensation expense, partially offset by an increase in professional fees and dues and subscription fees.
Other Income (Expense), Net
Our other income (expense), net for the six months ended June 30, 2026 increased compared to the same period ended June 30, 2025, primarily due to an increase in interest income earned on cash held in a money market account as a result of an increase in our average cash balance.
Liquidity and Capital Resources
Through June 30, 2026, we have an accumulated deficit of approximately $26.3 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnerships and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.

In April 2025, we entered into an ATM Agreement with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell up to an aggregate of $20 million of shares of common stock to the public, from time to time in our sole discretion, at the current market price. We are not obligated to sell any shares, and BTIG is not required to sell any specific number or dollar amount of shares of common stock. Accordingly, we will not receive any proceeds under the ATM Agreement until shares are actually sold by BTIG. Subject to our request to sell shares, BTIG will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell shares of common stock on our behalf in accordance with Company instructions. Notwithstanding the foregoing, there can be no assurance that we will be able to sell, when needed, sufficient shares under the ATM Agreement to fund planned operations. Through June 30, 2026, we have received approximately $4.4 million of net cash proceeds from the sale of 3,946,875 shares of our common stock at an average price of approximately $1.22 per share, including approximately $2.0 million of net proceeds received during the six months ended June 30, 2026. Consequently, as of the date of this filing, approximately $15.0 million of capacity remains available under the ATM Agreement; however, the amount we are permitted to raise in any 12-month period is currently limited based on our public float pursuant to SEC General Instruction I.B.6 of Form S-3. As a result, as of the date of the filing of this Quarterly Report on Form 10-Q, we may only sell up to approximately an additional $0.6 million of shares of common stock under the ATM Agreement.
In September 2025, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an ELOC Facility, pursuant to which Lincoln Park committed to purchase up to $10.0 million of shares of our common stock, subject to certain limitations. Under the agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of our common stock. Such sales of common stock by the Company, if any, are subject to certain limitations set forth in the purchase agreement, and may occur from time to time, at our sole discretion, over the 36-month period commencing on November 25, 2025, the date that the conditions to Lincoln Park’s purchase obligation set forth in the purchase agreement were satisfied. In connection with the purchase agreement, we issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a fee in advance of any sales under the ELOC Facility. Through June 30, 2026, we have received approximately $5.8 million of net cash proceeds from the sale of 4,852,318 shares of our common stock at an average price of approximately $1.21 per share, all received during the six months ended June 30, 2026.
As of June 30, 2026, our cash and cash equivalents position is not sufficient to fund our planned operations for at least a year beyond the filing date of the consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us utilizing the financing facilities available to us or obtaining necessary additional financing or revenues to meet our obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.
On August 21, 2025, we received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which we did not meet on the date of notice. On October 7, 2025, Nasdaq granted us an extension until February 17, 2026, to comply with the Stockholders’ Equity Rule. We subsequently attended a hearing with an independent Nasdaq Hearings Panel (the “Panel”) on March 31, 2026, pursuant to which we presented our plans to regain and maintain compliance with the Stockholders’ Equity Rule. As a result of certain sales of our common stock under the ATM Agreement and ELOC Facility, we believed we had stockholders' equity of more than $2.5 million in compliance with the Stockholder's Equity requirement, and, as such, filed Form 8-K on April 1, 2026, stating as much. Thereafter, we received a letter from Nasdaq notifying us that we had regained compliance with the Stockholders’ Equity Rule as of April 21, 2026. The letter also stated that we will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds us out of compliance with the Stockholders’ Equity Rule, we will not be permitted additional time to regain compliance. However, in such case, we will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to our securities being delisted from Nasdaq.

On February 10, 2026, we received a letter from Nasdaq notifying us that, for the prior 30 consecutive business days, the closing bid price for our common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Global Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice had no immediate effect on the listing of our Common Stock and tradeable warrants. As such, our Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “BFRG,” and our tradeable warrants will continue to trade on the Nasdaq Capital Market under the symbol “BFRGW.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180-calendar days from the date of the Bid Price Notice, or until August 10, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during the 180-calendar day grace period, the closing bid price of our Common Stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us written confirmation of compliance, and the matter will be closed. If we do not regain compliance during the initial 180-calendar day compliance period, we may be provided a second 180-calendar day period to regain compliance. On July 30, 2026, the Company sent a letter to Nasdaq requesting an extension of 180-calendar day grace period to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our listed securities will be subject to delisting. We would thereafter have the right to appeal a determination to delist our securities, and our securities would remain listed on the Nasdaq Capital Market until the completion of the appeal process. While we plan to review all available options, including, if necessary, effecting a reverse stock split, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the compliance period, secure a second 180-day period to regain compliance with the Minimum Bid Price Requirement, or maintain compliance with the other Nasdaq listing requirements. Notably, at a Special Meeting of Stockholders in October 2025, we received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of our Board of Directors. We intend to monitor the closing bid price of our Common Stock and assess potential options to regain compliance with Nasdaq’s Listing Rules including, if necessary, effecting a reverse stock split.
Consolidated Cash Flow Data

	Six Months Ended June 30,
	2026	2025	Change
Net cash (used in) provided by
Operating activities	$(3,207,328)	$(3,230,098)	$22,770
Investing activities	—	—	—
Financing activities	7,941,764	372,750	7,569,014
Net increase (decrease) in cash and cash equivalents	$4,734,436	$(2,857,348)	$7,591,784
Cash Flows Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was materially unchanged compared to the same period ended June 30, 2025.
Cash Flows Used in Investing Activities
There was no cash used in investing activities during the six months ended June 30, 2026 or 2025.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 increased compared to the same period of 2025, primarily due to proceeds from sales of common stock under our ATM Agreement and ELOC Facility.
Item 3.          Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, this disclosure is not required.

Item 4.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q.
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
Item 2           Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the six months ended June 30, 2026.
Item 3           Defaults Upon Senior Securities.
None.
Item 4           Mine Safety Disclosures.
Not applicable.
Item 5           Other Information.
(c) Insider Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6           EXHIBITS.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BullFrog AI Holdings, Inc.

Date: August 14, 2026	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer