Form 10-Q
period 2026-09-30
BullFrog AI Holdings, Inc.
filed 2026-11-13
CIK 1829247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of the registrant’s common stock issued and outstanding as of November 12, 2026 was 18,693,280.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
BullFrog AI Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$4,989,914	$2,183,705
Accounts receivable	175,000	—
Accrued revenue	103,963	—
Prepaid expenses and other assets	302,776	400,451
Total current assets	5,571,653	2,584,156

Restricted cash	105,000	105,000
Property and equipment, net	1,231	2,525
Investments	116,670	116,670
Total assets	$5,794,554	$2,808,351

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$104,320	$168,151
Accrued expenses	569,474	503,871
Short term insurance financing	45,516	—
Total current liabilities	719,310	672,022
Total liabilities	719,310	672,022

Stockholders’ equity
Series A Convertible Preferred stock, $0.00001 par value, 5,500,000 shares authorized; 73,449 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	1	1
Common stock, $0.00001 par value, 100,000,000 shares authorized; 18,693,280 and 11,418,183 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	187	114
Additional paid-in capital	33,343,252	25,427,838
Accumulated deficit	(28,268,196)	(23,291,624)
Total stockholders’ equity	5,075,244	2,136,329
Total liabilities and stockholders’ equity	$5,794,554	$2,808,351
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$63,578	$83,413	$278,963	$116,670
Total revenue	63,578	83,413	278,963	116,670

Cost of revenue
Cost of collaboration revenue	53,542	68,043	162,028	94,778
Total cost of revenue	53,542	68,043	162,028	94,778

Gross profit	10,036	15,370	116,935	21,892

Operating expenses
Research and development	439,240	345,992	1,213,515	1,402,549
General and administrative	1,622,565	1,239,061	3,988,877	3,715,319
Total operating expenses	2,061,805	1,585,053	5,202,392	5,117,868

Loss from operations	(2,051,769)	(1,569,683)	(5,085,457)	(5,095,976)

Other income (expense), net
Interest expense	(1,497)	(1,543)	(4,852)	(5,007)
Interest income	41,385	19,614	107,678	83,089
Other income	—	—	6,059	—
Total other income (expense), net	39,888	18,071	108,885	78,082
Net loss	$(2,011,881)	$(1,551,612)	$(4,976,572)	$(5,017,894)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.11)	$(0.15)	$(0.29)	$(0.51)
Weighted average number of shares outstanding - basic and diluted	18,865,381	10,379,775	16,895,637	9,927,842
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Uncollected proceeds from stock issuance	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	73,449	$1	9,113,139	$91	$21,757,204	$—	$(16,793,556)	$4,963,740
Stock-based compensation	—	—	—	—	300,288	—	—	300,288
Issuance of common stock pursuant to warrant exercises	—	—	302,386	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(2,017,553)	(2,017,553)
Balance at March 31, 2025	73,449	$1	9,415,525	$94	$22,057,489	$—	$(18,811,109)	$3,246,475
Stock-based compensation	—	—	—	—	177,905	—	—	177,905
Issuance of common stock, net of issuance costs	—	—	211,589	2	212,457	—	—	212,459
Net loss	—	—	—	—	—	—	(1,448,729)	(1,448,729)
Balance at June 30, 2025	73,449	$1	9,627,114	$96	$22,447,851	$—	$(20,259,838)	$2,188,110
Stock-based compensation	—	—	—	—	378,230	—	—	378,230
Issuance of common stock, net of issuance costs	—	—	481,898	5	721,429	—	—	721,434
Issuance of common stock pursuant to equity incentive plan	—	—	160,027	2	(2)	—	—	—
Issuance of common stock as commitment fee in advance of equity transaction	—	—	147,682	1	207,492	—	—	207,493
Net loss	—	—	—	—	—	—	(1,551,612)	(1,551,612)
Balance at September 30, 2025	73,449	$1	10,416,721	$104	$23,755,000	$—	$(21,811,450)	$1,943,655

Balance at December 31, 2025	73,449	$1	11,418,183	$114	$25,427,838	$—	$(23,291,624)	$2,136,329
Stock-based compensation	—	—	—	—	126,656	—	—	126,656
Issuance of common stock, net of issuance costs	—	—	7,028,922	70	7,489,765	(3,272,868)	—	4,216,967
Net loss	—	—	—	—	—	—	(1,593,161)	(1,593,161)
Balance at March 31, 2026	73,449	$1	18,447,105	$184	$33,044,259	$(3,272,868)	$(24,884,785)	$4,886,791
Stock-based compensation	—	—	—	—	109,835	—	—	109,835
Issuance of common stock, net of issuance costs	—	—	83,760	1	89,297	3,272,868	—	3,362,166
Issuance of common stock upon vesting of restricted stock units	—	—	10,786	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,371,530)	(1,371,530)
Balance at June 30, 2026	73,449	$1	18,541,651	$185	$33,243,391	$—	$(26,256,315)	$6,987,262
Stock-based compensation	—	—	—	—	99,863	—	—	99,863
Issuance of common stock upon vesting of restricted stock units	—	—	151,629	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	(2,011,881)	(2,011,881)
Balance at September 30, 2026	73,449	$1	18,693,280	$187	$33,343,252	$—	$(28,268,196)	$5,075,244
See accompanying notes to unaudited condensed consolidated financial statements.

BullFrog AI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,976,572)	$(5,017,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,294	1,294
Stock-based compensation	336,354	856,423
Changes in operating assets and liabilities:
Accrued revenue	(103,963)	—
Accounts receivable	(175,000)	(58,335)
Prepaid expenses and other assets	(109,818)	(167,928)
Investments	—	(58,335)
Accounts payable	(63,831)	(267,722)
Accrued expenses	603	375,227
Net cash used in operating activities	(5,090,933)	(4,337,270)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,851,626	941,393
Proceeds from short term insurance financing	175,194	181,797
Payments on short term insurance financing	(129,678)	(126,191)
Net cash provided by financing activities	7,897,142	996,999

Net increase (decrease) in cash and cash equivalents	2,806,209	(3,340,271)

Cash and cash equivalents and restricted cash, beginning of period	2,288,705	5,435,983
Cash and cash equivalents and restricted cash, end of period	$5,094,914	$2,095,712

Supplemental cash flow information:
Cash paid for interest	$4,852	$5,007

Supplemental disclosures of noncash investing and financing activities
Issuance of common stock as commitment fee in advance of equity transaction	$—	$207,493
Reclass of commitment shares against stock issuance proceeds	$207,493	$—
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
The Company uses AI/ML to advance medicines largely for external projects, although it has also done so, and may in the future do so, for internal projects. Currently, most AI/ML platforms still fall short in their ability to synthesize disparate, high-dimensional data for actionable insight. The Company’s analytical platform is composed of an ensemble of state-of-the-art machine learning and artificial intelligence models. The Company’s core platform technology, bfLEAP®, is an analytical AI/ML platform developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”), which the Company believes is able to surmount the challenges of scalability and flexibility currently hindering researchers and clinicians by providing a more precise, multi-dimensional understanding of their data. The Company is deploying its analytical platform, including bfLEAP®, to customers through strategic partnerships and collaborations with the intention of streamlining data analytics in therapeutics development, decreasing the overall development costs by decreasing failure rates for new therapeutics, and impacting the lives of countless patients that may otherwise not receive the therapies they need.
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
The Company’s goal is to improve the odds of success at all stages of pre-clinical and clinical development for in-house programs and for its strategic partners, collaborators, and customers. The Company’s business model includes supporting clinical trial optimization efforts for ongoing studies and rescuing late stage failed drugs (i.e., Phase 2 or Phase 3 clinical trial failures) by bringing them in-house for development prior to eventual divestiture; although, the Company also considers entering collaborations for earlier stage drugs. The Company pursues its drug asset enhancement business by leveraging the powerful and proven bfLEAP® AI/ML platform. The Company believes the bfLEAP® analytics platform is a potentially disruptive tool for analysis of pre-clinical and clinical data sets, such as the robust pre-clinical and clinical trial datasets being generated in translational R&D and clinical trial settings.

Liquidity and Going Concern
The Company has generated negative cash flows from operations and operated at a net loss since inception. As of September 30, 2026, the Company has a cash balance of approximately $5.1 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for the Company’s corporate credit card program. During the nine months ended September 30, 2026, the Company received net cash proceeds of approximately $2.0 million from the sale of its common stock pursuant to the Company’s At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”). Also, during the nine months ended September 30, 2026, the Company sold common stock for net cash proceeds of approximately $5.8 million under the Company’s equity line of credit facility pursuant to its purchase agreement with Lincoln Park Capital Fund, LLC (the “ELOC Facility”).
As of September 30, 2026, the Company's cash and cash equivalents position is not sufficient to fund the Company's planned operations for at least a year beyond the filing date of the unaudited condensed consolidated financial statements. This factor as well as other factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing or revenues to meet its obligations arising from normal business operations when they become due.
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
Nasdaq Listing Matters
Stockholders’ equity. On April 21, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had regained compliance with the minimum stockholders’ equity requirement of Nasdaq Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), following an August 2025 deficiency notice and a March 31, 2026 hearing before the Nasdaq Hearings Panel. The letter stated that the Company will be subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds the Company out of compliance with the Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, in such case, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

Minimum bid price. On February 10, 2026, the Company received a letter from Nasdaq notifying the Company that, for the prior 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing of the Company’s Common Stock and tradeable warrants. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a compliance period of 180-calendar days until August 10, 2026, to regain compliance. On July 30, 2026, the Company sent a letter to Nasdaq requesting an extension of a second 180-calendar day period to regain compliance with the Minimum Bid Price Requirement. On August 18, 2026, Nasdaq notified the Company that, while the Company has not yet regained compliance with the Minimum Bid Price Requirement, the Staff had determined that the Company is eligible for an additional 180 calendar day period, or until February 8, 2027 (the “Second Compliance Period”), to regain compliance. In connection with the grant of the Second Compliance Period, the Company provided notice to Nasdaq that, if not cured organically, it intended to cure the bid price deficiency by effecting a reverse stock split prior to the end of the Second Compliance Period. Notably, at a Special Meeting of Stockholders in October 2025, the Company received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of its Board of Directors. If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. The Staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company does not regain compliance by February 8, 2027, the Company’s listed securities will be subject to delisting. The Company would thereafter have the right to appeal a determination to delist the Company’s securities to a Nasdaq Hearings Panel. The Company intends to monitor the closing bid price of its Common Stock and assess potential options to regain compliance with Nasdaq’s Listing Rules, including, if necessary, effecting a reverse stock split. There can be no assurance that the Company will regain or maintain compliance with Nasdaq’s listing requirements.
2.    Summary of Significant Accounting Policies
Other than as noted below, the Company’s significant accounting policies as disclosed in the notes to its audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 have not materially changed during the nine months ended September 30, 2026.
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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited annual consolidated financial statements included in the Form 10-K and, in the opinion of management, include all adjustments of a normal recurring nature necessary to fairly state its financial position, results of operations, and cash flows.
The results for the nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period.

Segment Reporting
The Company currently operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, our CEO, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business in one segment focused on advancing drug development using AI/ML to analyze complex data sets in medicine and healthcare. The chief operating decision maker assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the condensed consolidated statements of operations, and monitors cash and cash equivalents to determine the funding available for research and development activities. The significant segment expenses regularly provided to the chief operating decision maker are cost of collaboration revenue, research and development expense and general and administrative expense, as presented on the condensed consolidated statements of operations. Other segment items consist of interest income, interest expense and other income. Segment assets are total assets as reported on the condensed consolidated balance sheets.
Cash and Cash Equivalents, Restricted Cash, and Concentration of Credit Risk.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,989,914	$2,183,705
Restricted cash	105,000	105,000
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$5,094,914	$2,288,705
The Company’s financial instruments that are exposed to a concentration of credit risk are cash, accounts receivable and accrued revenue. As of September 30, 2026, accrued revenue of $103,963 and accounts receivable of $175,000 were due from a single customer (see Note 4). Occasionally, the Company’s cash in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.
Recent Accounting Pronouncements
New Accounting Standards or Updates Adopted
In July 2025, the FASB issued ASU No. 2025-05 which amends Topic 326 to provide a practical expedient under which an entity may assume that current conditions as of the balance sheet date will not change for the remaining life of current accounts receivable and contract assets. The Company adopted ASU 2025-05 in January 2026. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.
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

3.    Investments
The Company’s sole investment is in the form of equity securities in a single private entity, Eleison Pharmaceuticals, Inc. (“Eleison”). The Company received such equity securities in 2025 as non-cash consideration for services under a collaboration agreement with Eleison (see Note 4). The investment does not have readily determinable fair value. The Company has elected the measurement alternative and, accordingly, the investment is carried at its estimated fair value calculated as its cost less any impairment charges, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The carrying amount was $116,670 as of September 30, 2026 and December 31, 2025. As of September 30, 2026, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.
4.    Revenue
Eleison Collaboration Agreement
In February 2025, the Company entered into a collaboration agreement with Eleison under which the Company provided data analytics services to support Eleison’s oncology clinical programs. The agreement was deemed to have multiple deliverables with revenue to be recognized at the time each deliverable was completed. In exchange for the services provided, the Company was entitled to consideration in the form of cash or equity securities of the customer or any combination at the customer’s sole discretion. Total consideration of $116,670 was received in two equal installments of $58,335 in the second and third quarter of 2025, in the form of equity securities (see Note 3). No milestone or royalty payments are provided under the agreement. All deliverables were completed in the year ended December 31, 2025 and, consequently, the Company recognized $116,670 of revenue at the point in time that each deliverable was completed. No revenue was recognized in the three and nine months ended September 30, 2026. Revenue of $83,413 and $116,670 was recognized in the three and nine months ended September 30, 2025, respectively.
Feasibility Agreement
In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company (the “Client”). Pursuant to the agreement, the Company will apply its proprietary methodology and AI/ML tool, bfLEAP®, to discover and provide the Client with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). The agreement will remain in full force and effect for one year from its execution. The agreement provides for the Company to complete certain performance milestones and receive pre-determined milestone payments upon delivery of each deliverable. The Client has the option to receive the exclusive right to use a selected “final target” drug candidate for its research and development purposes for a period of three years. The Company determined that each deliverable constitutes a distinct performance obligation under ASC 606, with revenue recognized at the point in time the relevant deliverable is satisfied and allocated the total proceeds to each of the separate deliverables on a relative basis based on the estimated stand-alone selling price of each deliverable.
The Company completed the first and second deliverables in the three months ended June 30, 2026 and September 30, 2026, respectively. During the three and nine months ended September 30, 2026, the Company recognized $63,578 and $278,963 of collaboration revenue, respectively. As of September 30, 2026, accounts receivable from the feasibility agreement was $175,000 and accrued revenue was $103,963. Accrued revenue represents revenue recognized for completed deliverables for which the Company is not yet entitled to invoice under the terms of the agreement. The Company had no accounts receivable, accrued revenue or contract liabilities from contracts with customers as of December 31, 2025. As of September 30, 2026, the transaction price allocated to the remaining performance obligation was $71,037, which the Company expects to recognize upon completion of the third deliverable.
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

In February 2026, the Company again entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of February 2026 through February 2027. The agreement provides for financing of $148,277 of the premium, repayments in 10 equal monthly installments of $15,373 each through December 2026 and accrues interest at 7.95%. As of September 30, 2026, the balance outstanding on this note was $45,516.
6.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.00001 with 5,500,000 being designated as Series A Convertible Preferred Stock. Of the 5,500,000 authorized shares of Series A Convertible Preferred Stock, 73,449 were issued and outstanding as of September 30, 2026. Each share of Series A Convertible Preferred Stock is convertible at any time into 10 shares of the Company’s common stock. The Series A Preferred Stock is the economic equivalent of the Company’s common stock but has no voting rights and is subject to a blocker which prohibits the conversion into common stock if it would result in the investor owning more than 4.99% of the Company’s outstanding common stock at such time.
Common Stock
The Company has 100,000,000 shares of common stock authorized at a par value of $0.00001.
In the nine months ended September 30, 2025, the Company issued 302,386 shares of common stock upon the cashless exercise of prefunded warrants originally issued in a registered direct offering completed in October 2024. The Company did not receive any proceeds from the exercise of the prefunded warrants.
In April 2025, the Company entered into the ATM Agreement with BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of common stock having an aggregate offering price of $20.0 million through BTIG, as the Company’s sales agent. The Company pays BTIG a commission of 3% of the gross sales price and will reimburse BTIG for certain reasonable and documented out-of-pocket expenditures..
Pursuant to the Company’s ATM Agreement, through September 30, 2026, the Company received an aggregate amount of approximately $4.8 million of gross proceeds from the sale of 3,946,875 shares of the Company’s common stock at an average price of approximately $1.22 per share. In connection with these sales, the Company incurred expenses of approximately $366,000, of which $80,000 remains unpaid at September 30, 2026. As of September 30, 2026, approximately $15.0 million of capacity remains available under the ATM Agreement; however, the amount the Company is permitted to raise in any 12-month period is currently limited based on its public float pursuant to SEC General Instruction I.B.6 of Form S-3.
In September 2025, the Company entered into an ELOC Facility pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations at the Company’s sole discretion, over the 36-month period commencing on November 25, 2025. In connection with this agreement, in September 2025, the Company issued 147,682 shares of common stock valued at approximately $207,000 to Lincoln Park as a commitment fee. Through September 30, 2026, the Company sold 4,852,318 shares of common stock for gross proceeds of approximately $5.9 million at an average price of approximately $1.21 per share. In connection with these sales, the Company incurred expenses of approximately $93,000 and non-cash expenses related to the commitment share issuance of approximately $207,000. As of September 30, 2026, approximately $4.1 million of capacity remains available under the ELOC Facility.
2022 Equity Incentive Plan
As of September 30, 2026, there are 965,724 awards authorized but unissued available under the Company’s 2022 Equity Incentive Plan (the “Plan”).

Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	738,785	$3.51	8.3	$—
Granted	450,000	$0.63		$7,175
Exercised	—	$—
Forfeited / canceled	(179,285)	$2.61
Outstanding at September 30, 2026	1,009,500	$2.39	8.5	$7,175
Vested at September 30, 2026	515,466	$3.91	7.5	$—
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026, estimated using the Black-Scholes option pricing model, was $0.50 per share.
During the three and nine months ended September 30, 2026, the Company recognized $51,326 and $188,632, respectively, of compensation expense related to stock options. As of September 30, 2026, the total unrecognized compensation expense related to unvested stock options was approximately $227,000, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Restricted Stock Units
The following table summarizes the restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Contractual Life
Outstanding at December 31, 2025	342,030	$1.27	1.7
Granted	—	—
Vested	(162,415)	1.27
Forfeited / canceled	(27,993)	1.27
Outstanding at September 30, 2026	151,622	$1.27	0.9
During the three and nine months ended September 30, 2026, the Company recognized compensation expense related to RSUs of $48,141 and $144,950, respectively. As of September 30, 2026, the total unrecognized compensation expense related to unvested RSUs was approximately $177,000, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

Warrants
The following table provides details of the Company’s outstanding warrants as of September 30, 2026:

Exercise Price	Expiration	Number of Warrants
$0.0007	2030	274,286
$1.22	2036	5,000
$2.00 - $2.66	2026 - 2032	2,048,994
$3.36 - $4.16	2028 - 2029	1,842,807
$7.00 - $7.80	2028 - 2032	1,466,399
$8.125	2028	1,443,227
		7,080,713
Warrants Issued as Consideration for Services
As of September 30, 2026, the Company had 668,891 warrants to purchase shares of common stock outstanding, which had been issued in exchange for the receipt of services, with an average grant date fair value of $1.54 and weighted average remaining life of 3.9 years. During the three and nine months ended September 30, 2026, the Company recognized $396 and $2,772, respectively, of compensation expense related to such service warrants. As of September 30, 2026, there was no unrecognized compensation expense and all warrants have vested.
Net Loss per Share
The following equity awards were excluded from the diluted net loss per share calculation because their effect could be anti-dilutive as applied to the loss from operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026	2025
Preferred stock	73,449	73,449
Warrants	6,806,427	6,940,042
Options	1,009,500	866,412
RSUs	151,622	342,030
For each of the three and nine months ended September 30, 2026 and September 30, 2025, 274,286 pre-funded warrants issued in 2020 as consideration for services were included in the calculation of net loss per common share.
7.    Income Taxes
The Company has not recorded any tax provision or benefit for the three and nine months ended September 30, 2026 and 2025. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefits from deductible temporary differences, net operating losses, credit carryforwards, and research and development credits are not more-likely-than-not to be realized at September 30, 2026 and December 31, 2025.

8.    Material Agreements
For each license below, the Company assessed whether license costs should be capitalized. Because each licensed program is at an early stage and recovery is not assured, the Company expenses license fees and development costs as incurred, and will continue to do so until commercial viability is likely.
JHU-APL Technology License
In July 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from JHU-APL for the technology underlying the bfLEAP® platform (the “2022 License Agreement”), which supersedes the Company’s original license agreement with JHU-APL from 2018, which included a portion of the technology comprising the bfLEAP® platform. In consideration for entering into the 2022 License Agreement, the Company issued 39,879 shares of common stock to JHU-APL. Under the terms of the 2022 License Agreement, JHU-APL will be entitled to eight percent (8%) of net sales for the services provided by the Company to other parties and three percent (3%) for internally developed drug projects in which the JHU-APL license is utilized. The 2022 License Agreement also contains tiered sub licensing fees that start at 50% and decline to 25% based on revenues. In addition, minimum annual royalty payments are $30,000 for 2022, $80,000 for 2023, and $300,000 per year for 2024 and beyond, all of which are creditable by royalties. If cumulative annual royalty payments do not reach these levels, the amount due to JHU-APL to reach the annual minimum is due by January 1st of the following year. Failure to make annual royalty payments is considered a material breach under the agreement and, upon notice from JHU-APL of a material breach, the Company will have 60 days to cure the material breach.

In May 2023, the Company and JHU-APL entered into Amendment Number 1 of the 2022 License Agreement pursuant to which the Company gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. Of these, payments of $75,000 were made in 2023, 2025 and 2026. The remaining payment of $50,000 is due in 2027. The amendment also reduced the 2023 minimum annual royalty payment from $80,000 to $60,000; all other financial terms remained the same.
As of September 30, 2026, the Company has accrued $225,000 of the $300,000 minimum annual royalty for 2026, and the Company has accrued $16,667 of the $50,000 annual license fee due in June 2027.
George Washington University - Beta2-spectrin siRNA License
In January 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from George Washington University (“GWU”) for rights to use siRNA targeting Beta2-spectrin in the treatment of human diseases, including hepatocellular carcinoma.
In July 2026, the Company terminated the license on August 29, 2026. The Company had not been actively pursuing the technology under this license and determined that it was not going to be develop the rights in the future. No sublicenses had been granted under the license agreement. As a result of the termination, the Company has no further rights to the licensed technology and is not obligated to pay royalties, sublicense or assignment fees, milestone payments or the 2026 license maintenance fee under the license agreement. The Company remains responsible for reimbursing GWU for parent prosecution costs incurred through the effective date of termination. During the three months ended September 30, 2026, the Company reversed $10,000 previously accrued for the $20,000 license maintenance fees for 2026, which was recorded as a reduction of research and development expense.
Johns Hopkins University – Mebendazole License
In February 2022, the Company entered into an exclusive, world-wide, royalty-bearing license from Johns Hopkins University (“JHU”) for the use of an improved formulation of Mebendazole for the treatment of any human cancer or neoplastic disease.

The license covers six (6) issued patents and one (1) pending application. In consideration of the rights granted to the Company under the license agreement, the Company paid JHU an upfront license fee of $250,000, which was paid in tranches in 2022 and 2023. The Company will also reimburse JHU for previously incurred and ongoing patent costs. Under the terms of the license agreement, JHU will be entitled to three and one-half percent (3.5%) royalty on net sales by the Company in which the JHU license was utilized. In addition, the Company is required to pay JHU minimum annual royalty payments. To date, the Company has paid minimum annual royalties of $65,000. The Company is required to pay a minimum annual royalty payment of $50,000 for 2026 and each year after until the first commercial sale, after which the annual minimum royalty shall be $250,000. The license agreement also contains milestone payments for clinical development steps through the approval of an NDA and commercialization. As of September 30, 2026, the accrued expense balance related to this license agreement was $37,500 of the $50,000 minimum annual royalty for 2026.
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
Pursuant to the MOU, the Company entered into a commercial agreement with LIBD governing the potential commercialization of products or services derived from LIBD data. LIBD will receive royalties on net sales and a percentage of sublicense revenue, with rates varying based on the source of commercialization. The Company has also agreed to provide LIBD with any such products or services free of charge for LIBD’s internal research use. Through September 30, 2026, the Company has made no payments to LIBD under these agreements. As of September 30, 2026, the balance of accrued expense for this partnership agreement was $38,978 for anticipated royalty fees resulting from revenue recognized during the period.
Feasibility Agreement
In March 2026, the Company entered into a feasibility agreement with a global pharmaceutical company. See Note 4 for the terms and accounting for this agreement.
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
Overview
BullFrog AI Holdings, Inc. (“we”, “our”, or the “Company”) is a company focused specifically on advanced artificial intelligence/machine learning (“AI/ML”) analysis of complex data in the advancement of medicine. Our AI/ML platform (trade name: bfLEAP®) was created from technology originally developed at The Johns Hopkins University Applied Physics Laboratory (“JHU-APL”). Subsequently, we have developed new tools and capabilities composed of an ensemble of AI/ML models.
Our objective is to utilize bfLEAP®, our AI/ML platform, with a precision medicine approach toward drug development with biopharmaceutical collaborators. Our aim is to improve the odds of success in each stage of developing medicine, ranging from early pre-clinical through late-stage clinical development. In the past, we have also utilized our platform with our own internal clinical development programs and may do so in the future.
In July 2022, we entered into a license agreement with JHU-APL that provided us with the technology underlying our bfLEAP® analytical AI/ML platform. Under the terms of the license agreement, JHU-APL will be entitled to eight (8%) percent of net sales for the services provided by the Company to other parties and three (3%) percent for internally developed drug projects in which the JHU-APL license was utilized. The July 2022 license agreement also contains tiered sub licensing fees that start at fifty (50%) percent and reduce to twenty-five (25%) percent based on revenues. Minimum annual royalty payments of $300,000 are creditable against royalties paid. In May 2023, we entered into Amendment Number 1 of the July 2022 license agreement with JHU-APL pursuant to which we gained access to certain improvements including additional patents and know-how in exchange for a series of payments totaling $275,000. Of these, payments of $75,000 were made to JHU-APL in 2023, 2025 and 2026. Under this amendment, we owe a remaining payment of $50,000 due in 2027. As of September 30, 2026, all minimum annual royalty payments through 2025 have been paid. We have accrued $225,000 of the $300,000 2026 minimum annual royalty payment, and $16,667 of the $50,000 annual license fee, which is due in June 2027.
We intend to continue to evolve and improve bfLEAP®, either in-house or with development partners like JHU-APL. We plan to leverage our proprietary AI/ML platform developed over several years at one of the top innovation institutions in the world, which has already been successfully applied in multiple sectors.

In March 2026, we entered into a feasibility agreement with a global pharmaceutical company to apply bfLEAP® to discover and provide our customer with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). We have also acquired the rights to a series of preclinical and early clinical drug assets from universities, as well as a strategic collaboration with a world-renowned research institution to create a HSV1 viral therapeutic platform to engineer immunotherapies for a variety of diseases. We have signed exclusive worldwide license agreements with JHU for a cancer drug that targets glioblastoma (brain cancer), pancreatic cancer, and others. In July 2026, we provided notice to George Washington University terminating our license for siRNA targeting Beta2-spectrin, effective August 29, 2026 (see Note 8). In addition, we have signed three-year strategic data and commercialization agreements with the Lieber Institute for Brain Development (“LIBD”), whom we believe has a repository of the largest collection of postmortem brains in the world, including molecular, clinical, and other data. The objective of this collaboration with LIBD is for the Company to analyze these rich data sets using its proprietary AI/ML tools and models and then go to market with the discoveries with the ultimate goal of securing revenue generating strategic partnership deals with biopharmaceutical companies. We intend to secure the rights to other proprietary data sets and repeat this strategy.
Since completing our initial public offering in February 2023 (the “IPO”), aided by the receipt of the IPO proceeds in addition to the proceeds from our February 2024 and October 2024 offerings and our ongoing At-The-Market Sales Agreement with BTIG, LLC (the “ATM Agreement”) and equity line of credit created pursuant to our purchase agreement with Lincoln Park Capital Fund, LLC (the “ELOC Facility”), we have implemented several initiatives including: investor relations and marketing to raise awareness of the Company in the financial and business sectors, research and development, establishing a commercial sales team, and initiation of preclinical studies with our in-licensed drug programs. We are actively engaged in developing and pursuing new intellectual property as it strives to continuously evolve its AI/ML platform.
Internally, we have added incremental staff to accelerate execution and the development of processes and custom scripts for use in performing new drug target discovery and analytical services for customers, while also launching initiatives targeting large public health data sources and seeking access to proprietary health data sources, such as our agreement with LIBD.
We have had negative cash flows from operations and operated at a net loss since inception. From inception of the ATM Agreement (April 2025) and ELOC Facility (September 2025) through September 30, 2026 we have received approximately $4.4 million and $5.8 million, respectively, of net cash proceeds from the sale of our common stock pursuant to these agreements. As of September 30, 2026, we have a cash balance of approximately $5.1 million, which includes restricted cash of $0.1 million held by a financial institution as collateral for our corporate credit card program. As discussed under “Liquidity and Capital Resources”, substantial doubt exists about our ability to continue as a going concern.
Our Strategy
We have a strategy designed to reduce risk and increase the frequency of cash flow. The first part of the strategy is to generate revenues through strategic relationships with biopharma companies. These relationships are structured as fees in cash and, in some instances, equity in our partners, or other consideration and intellectual property based on the specific scope of the engagement. The objective of these engagements will be to uncover valuable insights to reduce the risk and increase the speed of the drug development process, which can be achieved through manual or automated integration into the client’s workflow or analysis of discrete data sets.
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

Financial Operations Overview
Revenue
Revenue for the three and nine months ended September 30, 2025 related to our February 2025 collaboration agreement with Eleison, which was completed in 2025 and under which $117,000 of consideration was received in equity (see Notes 3 and 4). Additionally, in June 2025, we entered into a strategic collaboration agreement with Sygnature Discovery (“Sygnature”), under which each party may refer potential customers to the other; we have not recognized any revenue under this collaboration, and no amounts have been paid or received under it through September 30, 2026.
In March 2026, we entered into a feasibility agreement with a global pharmaceutical company to apply bfLEAP® to discover and provide our customer with prioritized drug target candidates, associated causal gene networks with target near-neighbors unblinded, and target dossiers for advancement-ready drug candidates for major depressive disorder (MDD). We are eligible to receive pre-determined milestone payments upon the delivery of certain deliverables to the customer. During the nine months ended September 30, 2026, we completed the first and second deliverables and recognized $278,963 of collaboration revenue. The $103,963 of earned but unpaid milestone payments have been recorded as accrued revenue, while the remaining $175,000 of revenue has been invoiced and is recorded as accounts receivable on the condensed consolidated balance sheets. We are in discussions with other potential partners, although there can be no assurance of entering into other business relationships in 2026 or beyond.
Cost of Revenue
Cost of revenue consists primarily of the allocation of personnel costs (e.g. payroll, benefits, and consulting fees) of our employees and third-party consultants directly attributable to the satisfaction of our performance obligations under our revenue generating contracts and arrangements as well as royalties payable to LIBD and JHU-APL on collaboration revenue.
Research and Development Costs and Expenses
Research and development costs and expenses include development activities related to our licensed drug candidates and our discovery efforts and collaborations. In addition to fees paid to external service providers, we are also allocating costs for internal personnel working on these activities as well as their efforts to develop our product and service offerings using bfLEAP®. We anticipate our research and development costs could become significant over time as we execute on our business plan and begin conducting preclinical research and development activities directed at securing development partners and filing an investigational new drug (IND) application for our licensed drug development programs described in this filing, as well as under strategic partnerships and for other drug development programs we may acquire. Research and development expenses are recorded in operating expenses in the period in which they are incurred. Estimates will be used in determining the expense liability of certain costs where services have been performed but not yet invoiced. We will monitor levels of performance under each significant contract for external services through communications with the service providers to reflect the actual amount expended.
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

Results of Operations – Comparison of Three Months Ended September 30, 2026 and 2025
Collaboration Revenue and Cost of Collaboration Revenue
We recognized revenue of $63,578 and $83,413 for the three months ended September 30, 2026 and 2025, respectively. We recognized cost of revenue of $53,542 and $68,043 for the three months ended September 30, 2026 and 2025, respectively. Revenue and cost of revenue recognized for the three months ended September 30, 2026 were related entirely to our feasibility agreement, while revenue and cost of revenue recognized for the same period in 2025 were related entirely to our collaboration agreement with Eleison.
Operating Expenses
The following table sets forth our operating expenses for the three months ended September 30, 2026 and 2025:

	September 30,
	2026	2025	Net Change
Operating expenses:
Research and development	$439,240	$345,992	$93,248
General and administrative	1,622,565	1,239,061	383,504
Total operating expenses	$2,061,805	$1,585,053	$476,752
Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2026 were $439,240 compared to $345,992 for the same period ended September 30, 2025, which represents an increase of 27%. This increase is primarily due to an increase in personnel costs of $119,716, partially offset by a decrease in consulting expense of $31,500.
General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2026 were $1,622,565 compared to $1,239,061 for the same period ended September 30, 2025, which represents an increase of 31%. This increase is primarily due to increases in personnel costs of $269,552 and conference fees of $119,963.
Other Income (Expense), Net
Our other income (expense), net for the three months ended September 30, 2026 was $39,888 compared to $18,071 for the same period ended September 30, 2025, which represents an increase of 121%. This increase is primarily due to an increase in interest income earned on cash held in money market account of $21,771 as a result of an increase in our average cash balance.

Results of Operations – Comparison of Nine Months Ended September 30, 2026 and 2025
Collaboration Revenue and Cost of Collaboration Revenue
We recognized revenue of $278,963 and $116,670 for the nine months ended September 30, 2026 and 2025, respectively. We recognized cost of revenue of $162,028 and $94,778 for the nine months ended September 30, 2026 and 2025, respectively. Revenue and cost of revenue recognized for the nine months ended September 30, 2026 were related entirely to our feasibility agreement, while revenue and cost of revenue recognized for the same period in 2025 were related entirely to our collaboration agreement with Eleison.
Operating Expenses
The following table sets forth our operating expenses for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025	Net Change
Operating expenses:
Research and development	$1,213,515	$1,402,549	$(189,034)
General and administrative	3,988,877	3,715,319	273,558
Total operating expenses	$5,202,392	$5,117,868	$84,524
Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2026 were $1,213,515 compared to $1,402,549 for the same period ended September 30, 2025, which represents a decrease of 13%. This decrease is primarily due to $216,530 of target discovery and validation costs incurred in 2025 that did not recur in 2026 decreases in licensing fees of $79,583, consulting expense of $69,500 and severance obligations of $58,462. These decreases were partially offset by an increases in personnel costs of $218,201 and pass through license costs of $18,749.
General and Administrative Expenses
Our general and administrative expenses for the nine months ended September 30, 2026 were $3,988,877 compared to $3,715,319 for the same period ended September 30, 2025, which represents an increase of 7%. Excluding non-cash stock-based compensation, general and administrative expenses increased $793,628, primarily due to higher professional fees of $245,352, personnel costs of $123,248, conference fees of $93,977 and dues and subscriptions of $83,327, with the remaining $247,723 spread across various other expense categories, none individually significant. These increases were partially offset by a $520,069 decrease in non-cash stock-based compensation expense, primarily due to the recognition in 2025 of expense for stock awards granted in August 2025 and for awards granted at higher grant-date fair values, while awards granted in 2026 have lower grant-date fair values.
Other Income (Expense), Net
Our other income (expense), net for the nine months ended September 30, 2026 was $108,885 compared to $78,082 for the same period ended September 30, 2025, which represents an increase of 39%. This increase is primarily due to an increase in interest income of $24,589 earned on cash held in a money market account as a result of an increase in our average cash balance.
Liquidity and Capital Resources
Through September 30, 2026, we have an accumulated deficit of approximately $28.3 million and have funded our operations primarily through the sale of common stock, warrants and debt. We anticipate that our expenses will increase in the future to support our service offerings, clinical and pre-clinical research and development activities associated with strategic partnerships and collaborations, as well as acquired product candidates. These increases could include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses.
ATM Agreement

In April 2025, we entered into an ATM Agreement with BTIG, LLC (“BTIG”), pursuant to which we may offer and sell up to an aggregate of $20 million of shares of common stock to the public, from time to time in our sole discretion, at the current market price. Notwithstanding the foregoing, there can be no assurance that we will be able to sell, when needed, sufficient shares under the ATM Agreement to fund planned operations. Through September 30, 2026, we have received approximately $4.4 million of net cash proceeds from the sale of 3,946,875 shares of our common stock at an average price of approximately $1.22 per share, including approximately $2.0 million of net proceeds received during the nine months ended September 30, 2026. Consequently, as of the date of this filing, approximately $15.0 million of capacity remains available under the ATM Agreement; however, the amount we are permitted to raise in any 12-month period is currently limited based on our public float pursuant to SEC General Instruction I.B.6 of Form S-3.
ELOC Facility
In September 2025, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an ELOC Facility, pursuant to which Lincoln Park committed to purchase up to $10.0 million of shares of our common stock, subject to certain limitations. Under the agreement, sales are at our discretion through November 2028 (see Note 6). Through September 30, 2026, we have received approximately $5.8 million of net cash proceeds from the sale of 4,852,318 shares of our common stock at an average price of approximately $1.21 per share, all received during the nine months ended September 30, 2026. As of September 30, 2026, approximately $4.1 million of capacity remained available under the ELOC facility, subject to the limitations in the purchase agreement.
Material Cash Requirements
As of September 30, 2026, our material cash requirements from known contractual and other obligations over the next twelve months include:
•minimum annual royalty payments to JHU-APL of $300,000 for 2026, of which $225,000 was accrued at September 30, 2026, and the remaining $50,000 is due in 2027, of which $16,667 was accrued at September 30, 2026;
•minimum annual royalties under our Johns Hopkins University Mebendazole license of $50,000 for 2026, of which $37,500 was accrued at September 30, 2026;
•remaining payments on our directors and officers insurance premium financing, which had a balance of $45,516 at September 30, 2026 and is payable in monthly installments of $15,373 through December 2026; and
•approximately $80,000 of unpaid ATM offering costs accrued at September 30, 2026.

We expect to fund these requirements from existing cash and cash equivalents, collections net of royalties under our feasibility agreement and other client agreements and sales under the ELOC Facility and, to the extent available, the ATM Agreement.

Going Concern Assessment
As of September 30, 2026, our cash and cash equivalents position is not sufficient to fund our planned operations for at least a year beyond the filing date of the consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us utilizing the financing facilities available to us or obtaining necessary additional financing or revenues to meet our obligations arising from normal business operations when they become due. Accordingly, we will seek additional capital to continue to execute our strategy as discussed above.
Following a hearing before a Nasdaq Hearings Panel (the “Panel”), on April 21, 2026, we regained compliance with Nasdaq Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Rule”). Our stockholders’ equity was approximately $5.1 million at September 30, 2026. We are also subject to a mandatory panel monitor for a period of one year commencing April 21, 2026. If, within the one-year monitoring period, the Nasdaq Listing Qualifications Staff finds us out of compliance with the Stockholders’ Equity Rule, we will not be permitted additional time to regain compliance. However, in such case, we will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to our securities being delisted from Nasdaq.

On February 10, 2026, we received a letter from Nasdaq notifying us that, for the prior 30 consecutive business days, the closing bid price for our common stock, par value $0.00001 per share (the “Common Stock”), was below $1.00 per share, which is the minimum closing bid price required for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice had no immediate effect on the listing of our Common Stock and tradeable warrants. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180-calendar days from the date of the Bid Price Notice, or until August 10, 2026, to regain compliance with the Minimum Bid Price Requirement. We did not regain compliance during that period. On July 30, 2026, the Company sent a letter to Nasdaq requesting an extension of 180-calendar day grace period to regain compliance with the Minimum Bid Price Requirement. On August 18, 2026, we received notification from Nasdaq that, while we have not yet regained compliance with the Minimum Bid Price Requirement, the Staff had determined that we are eligible for an additional 180 calendar day period, or until February 8, 2027 (the “Second Compliance Period”), to regain compliance. In connection with the grant of the Second Compliance Period, we provided notice to Nasdaq that, if not cured organically, we intend to cure the bid price deficiency by effecting a reverse stock split prior to the end of the Second Compliance Period. If we do not regain compliance by February 8, 2027, our listed securities will be subject to delisting. We would thereafter have the right to appeal a determination to delist our securities to a Nasdaq Hearings Panel. There can be no assurance that we will regain or maintain compliance with the other Nasdaq listing requirements.
Notably, at a Special Meeting of Stockholders in October 2025, we received stockholder approval to effect a reverse stock split at a ratio of not less than 1-to-2 and not more than 1-to-15, such ratio and timing to be determined in the discretion of our Board of Directors.
Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2026	2025	Change
Net cash (used in) provided by
Operating activities	$(5,090,933)	$(4,337,270)	$(753,663)
Investing activities	—	—	—
Financing activities	7,897,142	996,999	6,900,143
Net increase (decrease) in cash and cash equivalents	$2,806,209	$(3,340,271)	$6,146,480
Cash Flows Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $5,090,933 compared to $4,337,270 for the same period ended September 30, 2025, representing an increase of 17%.. This increase was primarily due to (i) a decrease of $520,069 in the non-cash stock based compensation expense; (ii) revenues of $278,963 earned under our feasibility agreement that had not been collected as of September 30, 2026, consisting of accounts receivable of $175,000 and accrued revenue of $103,963, compared to $58,335 of accounts receivable in the prior-year period; and (iii) a $170,733 change in accounts payable and accrued expenses, which decreased by $63,228 in 2026 compared to an increase of $107,505 in 2025. These increases were partially offset by a $58,110 smaller increase in prepaid expenses and other assets and the absence in 2026 of $58,335 of non-cash revenue received in the form of equity securities in 2025.
Cash Flows Used in Investing Activities
There was no cash used in investing activities during the nine months ended September 30, 2026 or 2025.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $7,897,142 compared to $996,999 for the same period ended September 30, 2025. This increase was primarily due to net proceeds of $7,851,626 from sales of common stock, compared to $941,393 in 2025. Proceeds in 2026 were received principally under our ELOC Facility (approximately $5.8 million through September 30, 2026) and our ATM Agreement (approximately $2.0 million through September 30, 2026). Net borrowings under our short-term insurance premium financing were $45,516 and $55,606 for the nine months ended September 30, 2026 and 2025, respectively.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, this disclosure is not required.
Item 4.          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period covered in this Quarterly Report on Form 10-Q.
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
Item 2           Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the nine months ended September 30, 2026.
Item 3           Defaults Upon Senior Securities.
None.
Item 4           Mine Safety Disclosures.
Not applicable.
Item 5           Other Information.
(c) Insider Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6           EXHIBITS.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BullFrog AI Holdings, Inc.

Date: November 13, 2026	By:	/s/ Vininder Singh
Vininder Singh
Chief Executive Officer

Date: November 13, 2026	By:	/s/ Josh Blacher
Josh Blacher
Chief Financial Officer